Form 10-Q
period 1995-06-30
VILLAGE BANCORP INC
filed 1995-08-14
CIK 715148

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                           COMMISSION FILE NO. 0-11786


                              VILLAGE BANCORP, INC.
             (Exact name of Registrant as specified in its charter)


         CONNECTICUT                                           06-1076844
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)


             25 PROSPECT STREET    RIDGEFIELD, CONNECTICUT    06877
              (Address of principal executive offices and Zip Code)


Registrant's telephone number, including area code    (203) 438-9551


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES |X|  NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            CLASS                                 OUTSTANDING AT JULY 31, 1995
 -----------------------------                    ----------------------------
 COMMON STOCK, $3.33 PAR VALUE                             946,949 SHARES

                              VILLAGE BANCORP, INC.

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART  I.  FINANCIAL INFORMATION:

        ITEM 1.  Financial Statements

             Condensed Consolidated Balance Sheets
                June 30, 1995 and December 31, 1994 (unaudited)  . . . . . . 1

             Condensed Consolidated Statements of Income For The
                Three Months Ended June 30, 1995 and 1994 (unaudited)
                Six Months Ended June 30, 1995 and 1994 (unaudited)  . . . . 2

             Condensed Consolidated Statements of Cash Flows For The
                Six Months Ended June 30, 1995 and 1994 (unaudited)  . . . . 3

             Notes to Condensed Consolidated Financial Statements
                (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . 4


        ITEM 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations . . . . . . . . . . . 7



PART II.  OTHER INFORMATION:


        ITEM 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .11

        ITEM 2.  Changes in Securities . . . . . . . . . . . . . . . . . . .11

        ITEM 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . .11

        ITEM 4.  Results of votes of Security Holders  . . . . . . . . . . .11

        ITEM 5.  Other Information . . . . . . . . . . . . . . . . . . . . .11

        ITEM 6.  (a).  Exhibits  . . . . . . . . . . . . . . . . . . . . . .11

                 (b).  Reports on Form 8-K   . . . . . . . . . . . . . . . .11


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

VILLAGE BANCORP, INC.
--------------------------------------------------------------------------------

PART  I. - FINANCIAL INFORMATION

VILLAGE BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------
ASSETS                                              June 30, 1995  Dec. 31, 1994
------                                              -------------  -------------
                                               (In thousands, except share data)

Cash and due from banks                                $   9,734      $   9,643
Federal funds sold                                        12,400          3,250
                                                       ---------      ---------
Total cash and cash equivalents                           22,134         12,893

Securities:
  Available-for-sale (at fair value)                       6,697         11,509
  Held-to-maturity (market value of
  $15,632 at June 30, 1995 and $23,645 at
  December 31, 1994)                                      15,519         24,308

Loans, net of deferred loan fees - Note C                120,226        106,325
Allowance for loan losses                                 (1,527)        (1,551)
                                                       ---------      ---------
Loans - net                                              118,699        104,774

Bank premises and equipment - net                          1,630          1,636
Accrued interest and other assets                          2,315          2,121
                                                       ---------      ---------

TOTAL ASSETS                                           $ 166,994      $ 157,241
                                                       =========      =========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits:
  Noninterest bearing                                  $  17,505      $  16,023
  Interest bearing                                       134,622        127,398
                                                       ---------      ---------
  Total deposits                                         152,127        143,421

Accrued interest payable                                     801            339
Other liabilities                                            443            427
                                                       ---------      ---------

  Total liabilities                                      153,371        144,187
                                                       ---------      ---------

Stockholders' Equity:
  Common stock, par value $3.33 per share;
      authorized - 2,000,000 shares, issued
      and outstanding, 946,949 at June 30,
      1995 and December 31, 1994                           3,153          3,153
  Additional paid-in capital                               7,959          7,959
  Retained earnings                                        2,491          2,099
  Net unrealized losses on available-
      for-sale securities                                     20           (157)
                                                       ---------      ---------

  Total stockholders' equity                              13,623         13,054
                                                       ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 166,994      $ 157,241
                                                       =========      =========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VILLAGE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
--------------------------------------------------------------------------------


                                                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                               JUNE 30,                             JUNE 30,
                                                                        1995              1994              1995              1994
                                                                      --------          --------          --------          --------
                                                                                   (In thousands, except per share data)
INTEREST INCOME:
  Loans, including fees                                               $  2,551          $  1,816          $  4,847          $  3,596
  Investment securities:
      Taxable                                                              370               429               843               884
      Tax-exempt                                                            27                24                56                48
  Federal funds sold                                                       120                87               160               123
                                                                      --------          --------          --------          --------

  Total interest income                                                  3,068             2,356             5,906             4,651

INTEREST EXPENSE ON DEPOSITS                                             1,154               707             2,088             1,398
                                                                      --------          --------          --------          --------

NET INTEREST INCOME                                                      1,914             1,649             3,818             3,253

PROVISION FOR LOAN LOSSES                                                   55                61               105               103
                                                                      --------          --------          --------          --------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                        1,859             1,588             3,713             3,150
                                                                      --------          --------          --------          --------

OTHER INCOME:
  Security gains/(losses) - net                                              8              --                   6              --
  Other operating income                                                   129               221               265               422
                                                                      --------          --------          --------          --------
  Total other income                                                       137               221               271               422
                                                                      --------          --------          --------          --------
OTHER EXPENSES:
  Salaries and employee benefits                                           814               722             1,547             1,466
  Net occupancy                                                            130               135               269               263
  Furniture and equipment                                                   69                77               142               151
  Data processing services                                                 111               110               229               208
  Regulatory assessments                                                    80                83               134               166
  Printing, stationery and supplies                                         49                42               101                69
  Other operating expenses                                                 288               338               531               623
                                                                      --------          --------          --------          --------
  Total other expenses                                                   1,541             1,507             2,953             2,946
                                                                      --------          --------          --------          --------

INCOME BEFORE PROVISION FOR INCOME TAXES                                   455               302             1,031               626
PROVISION FOR INCOME TAXES                                                 190               162               430               293
                                                                      --------          --------          --------          --------

NET INCOME                                                            $    265          $    140          $    601          $    333
                                                                      ========          ========          ========          ========

PER SHARE DATA - Note E:
Cash dividends declared                                               $    .11          $    .11          $    .22          $    .41
Net income                                                            $    .28          $    .15          $    .63          $    .35
Number of shares outstanding                                           946,949           942,609           946,949           942,609


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VILLAGE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
--------------------------------------------------------------------------------

                                                                Six Months
                                                               Ended June 30,
                                                              1995       1994
                                                            --------   --------
OPERATING ACTIVITIES:                                          (In thousands)

Net income                                                  $    601   $    333
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for loan losses                                      105        103
  Provision for depreciation and amortization                    128        126
  (Accretion)/amortization of investment security
    premiums/discounts - net                                     (73)         6
  Net (decrease) increase in deferred loan fees                  (14)        84
  Increase in interest payable                                   462         14
  (Increase) decrease in accrued income and other assets        (194)       353
  Increase in other liabilities                                   16         46
  Origination of loans for sale                                  625     (6,273)
  Proceeds from sales of loans                                  (625)     7,506
                                                            --------   --------

Net cash provided/(used) by operating activities               1,031      2,298
                                                            --------   --------

INVESTING ACTIVITIES:

Proceeds from sales of available-for-sale securities           4,917       --
Proceeds from maturities of available-for-sale securities        438      4,467
Proceeds from maturities of held-to-maturity securities        8,593     13,060
Purchases of available-for-sale securities                      --       (3,465)
Purchases of held-to-maturity securities                         (97)    (9,766)
Net increase in loans                                        (14,016)    (4,317)
Purchases of premises and equipment                             (123)       (65)
                                                            --------   --------

Net cash provided/(used) by investing activities                (288)       (86)
                                                            --------   --------

FINANCING ACTIVITIES:

Net increase (decrease) in deposits                            8,706       (442)
Cash dividends                                                  (208)      (354)
Net proceeds from issuance of common stock                      --           11
                                                            --------   --------
Net cash (used)/provided by financing activities               8,498       (785)
                                                            --------   --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               9,241      1,427
                                                            --------   --------

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                  12,893     13,911
                                                            --------   --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 22,134   $ 15,338
                                                            ========   ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid on deposits                                 $  1,626   $  1,384
  Income tax payments                                            490        228
  Net unrealized loss on securities held-for-sale                177         80

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VILLAGE BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary, consisting only of normal recurring accruals, to present fairly the financial position, the results of operations, cash flows and the changes in financial position of Village Bancorp, Inc. ("Company") for the periods presented.

Prior to November 18, 1994, Village Bancorp was a one bank holding company with The Village Bank & Trust Company ("Village") being it's sole subsidiary. On November 18, 1994, the Company acquired Liberty National Bank ("Liberty"). The transaction was accounted for using the pooling-of-interests method and accordingly, all historical financial data was restated to include both entities for the appropriate periods presented. On June 20, 1995, the Company merged Liberty into Village and now operates Liberty's former office as a branch office of Village. As of June 30, 1995, the Company is once again a one bank holding company.

While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's 1994 annual report.

Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting for Impairment of a Loan," as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," was adopted by the Company as of January 1, 1995 and requires recognition of an impairment of a loan when it is probable that either the principal and/or interest are not collectible in accordance with the terms of the loan agreement. Measurement of the impairment is based on the present value of expected cash flows discounted at the loan's effective rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. The impact on the Company's books as a result of the implementation of SFAS No. 114 was not material. Prior to 1995, the allowance for credit losses related to impaired loans was based on undiscounted cash flows or the fair value of the collateral for collateral-dependent loans. Prior to adoption, the bank generally has applied payments on impaired loans as a reduction of principal and will continue to do so.

At June 30, 1995, the recorded investment in loans considered impaired under SFAS No. 114 was approximately $332,000. Each impaired loan has a related allowance for credit losses determined in accordance with this statement. The total allowance for credit losses related to impaired loans was $83,000 as June 30, 1995. For the period ending June 30, 1995, the interest income recognized by the Company on impaired loans was not material.

VILLAGE BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
--------------------------------------------------------------------------------

NOTE B - SECURITIES

The amortized cost and the approximate fair values of securities were as follows (in thousands):
                                                        June 30, 1995
                                             ----------------------------------
                                             Amortized    Unrealized      Fair
                                               Cost       Gain/(Loss)     Value
                                             ---------    -----------    -------
SECURITIES HELD-TO-MATURITY
U.S. Treasury Securities                      $ 7,466      $   114       $ 7,580
U.S. Government Agency                          5,908          (13)        5,895
Mortgage-backed securities of
  U.S. Government agencies                         76            2            78
Obligations of states and
  political subdivision                         2,069           10         2,079
                                              -------      -------       -------
TOTAL                                         $15,519      $   113       $15,632
                                              =======      =======       =======

SECURITIES AVAILABLE-FOR-SALE
U.S. Treasury Securities                      $ 1,986      $     1       $ 1,987
U.S. Government Agency                          3,025           43         3,068
Mortgage-backed securities of
  U.S. Government agencies                      1,536           (8)        1,528
Corporate securities                               50            1            51
Other                                              64           (1)           63
                                              -------      -------       -------
TOTAL                                         $ 6,661      $    36       $ 6,697
                                              =======      =======       =======



                                                      December 31, 1994
                                             ----------------------------------
                                             Amortized    Unrealized      Fair
                                               Cost       Gain/(Loss)     Value
                                             ---------    -----------    -------
SECURITIES HELD-TO-MATURITY
U.S. Treasury Securities                      $15,340      $  (176)      $15,164
U.S. Government Agency                            249         --             249
Mortgage-backed securities of
  U.S. Government agencies                      6,396         (391)        6,005
Obligations of states and
  political subdivision                         2,323          (96)        2,227
                                              -------      -------       -------
TOTAL                                         $24,308      $  (663)      $23,645
                                              =======      =======       =======

SECURITIES AVAILABLE-FOR-SALE
U.S. Treasury Securities                      $ 6,749      $   (17)      $ 6,732
Mortgage-backed securities of
  U.S. Government agencies                      4,641         (136)        4,505
Corporate securities                              176         --             176
Other                                             100           (4)           96
                                              -------      -------       -------
TOTAL                                         $11,666      $  (157)      $11,509
                                              =======      =======       =======

VILLAGE BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
(Continued)
--------------------------------------------------------------------------------

At both June 30, 1995 and December 31, 1994 securities with a book value of $351,000 were pledged to secure public deposits and for other purposes as required or permitted by law and banking regulation.


NOTE C - LOANS
                                                  June 30, 1995    Dec. 31, 1994
                                                  -------------    -------------
                                                            (In thousands)

Real estate                                          $  99,279        $  89,910
Commercial and financial                                11,562            8,657
Installment and consumer credit                          9,752            8,139

Deferred loan fees                                        (367)            (381)
                                                     ---------        ---------

TOTAL                                                $ 120,226        $ 106,325
                                                     =========        =========



NOTE D - STANDBY LETTERS OF CREDIT

On June 30, 1995, standby letters of credit totaled $2,154,000.


NOTE E - STOCKHOLDERS' EQUITY

A $.11 per share cash dividend was distributed on February 4, 1994 to stockholders of record on January 19, 1994. A $.19 per share cash dividend was distributed February 28, 1994 to stockholders of record on February 15, 1994. A $.11 per share cash dividend was distributed May 6, 1994 to stockholders of record on April 22, 1994.

A $.11 per share cash dividend was distributed February 3, 1995 to stockholders of record on January 23, 1995. A $.11 per share cash dividend was distributed May 5, 1995 to stockholders of record on April 26, 1995.


NOTE F - MERGER

On February 24, 1995, Village Bancorp, Inc. announced plans to merge its wholly owned subsidiary Liberty National Bank into The Village Bank & Trust Company. This merger received the necessary regulatory approvals and occured on June 20, 1995. The Village Bank & Trust Company now operates the former Liberty office as a branch office of Village.

VILLAGE BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL

Village  Bancorp,  Inc.  ("Company"),  prior to November 18, 1994 was a one bank holding company, with The Village Bank & Trust Company ("Village") being its sole subsidiary. On November 18, 1994, the Company acquired Liberty National Bank ("Liberty"). The transaction was accounted for using the pooling-of-interests method and accordingly, all historical financial data was restated to include both entities for the appropriate periods presented. On June 20, 1995, the Company merged LNB into Village and now operates Liberty's former office as a branch office of Village. As of June 30, 1995, the Company is once again a one bank holding company.

Village Bancorp, Inc. had total assets of $166,994,000 on June 30, 1995 in comparison to total assets of $157,241,000 on December 31, 1994. This is an increase of $9,753,000 or 6.2%.

For the three month periods ended June 30, 1994 and 1995, the Company's net income increased from $140,000 for the 1994 period to $265,000 for the 1995 period. Net interest income increased $265,000 (16.1%) from $1,649,000 for the 1994 period to $1,914,000 for the 1995 period.

For the six month periods ended June 30, 1994 and 1995, the Company's net income increased from $333,000 for the 1994 period to $601,000 for the 1995 period. Net interest income increased $565,000 (17.4%) from $3,253,000 for the 1994 period to $3,818,000 for the 1995 period.

The increase in net interest income is primarily due to an increase in loan income, which increased from $3,596,000 during the 1994 period to $4,847,000 for the 1995 period.


ASSETS AND RELATED INCOME ANALYSIS  (Six Month Comparison)

Loans outstanding on June 30, 1995 totaled $120,226,000 which is an increase of $13,901,000 (13.1%) from the $106,325,000 outstanding at December 31, 1994. The majority of the increase in the loan portfolio is in the area of real estate loans and is primarily due to the Bank originating mostly adjustable rate mortgage loans. The Bank normally holds adjustable rate loans it originates in portfolio while normally selling fixed rate loans in the secondary market. Loan income increased $1,251,000 (34.8%) from $3,596,000 at June 30, 1994 to
$4,847,000 at June 30, 1995. This increase is due to an increase

VILLAGE BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------

in the average rate earned from 7.52% in the 1994 period to 8.54% in the 1995 period, coupled with an increase in average outstanding loans from $95,637,000 in the 1994 period to $113,578,000 in the 1995 period.

Securities, which consist of securities held-to-maturity and securities available-for-sale, decreased $13,601,000 (38.0%) from $35,817,000 at December 31, 1994 to $22,216,000 at June 30, 1995. Security income decreased $33,000
(3.5%) from  $932,000 in the period ending June 30, 1994 to $899,000 in the 1995 period. This decrease was due to a decrease in the average dollar amount of securities held, from $35,965,000 in the 1994 period to $28,953,000 in the 1995 period, offset by an increase in the average rate earned from 5.18% in the 1994 period to 6.21% in the 1995 period. The Company holds securities held-to-maturity until maturity and does not trade them. Securities classified as available-for-sale are used to compensate for liquidity forecasting deviations.

Federal funds sold increased $9,150,000 (281.5%) from $3,250,000 at December 31, 1994 to $12,400,000 at June 30, 1995. Federal funds sold income increased $37,000 (30.1%) from $123,000 for the 1994 period to $160,000 for the 1995 period, primarily due to an increase in the average rate earned from 3.69% in the 1994 period to 6.07% for the 1995 period, offset by a decrease in the average dollar amount outstanding from $6,667,000 in the 1994 period to $5,276,000 in the 1995 period.


LIABILITIES AND RELATED EXPENSE ANALYSIS  (Six Month Comparison)

Deposits  increased  $8,706,000 (6.1%) from $143,421,000 at December 31, 1994 to
$152,127,000 at June 30, 1995.  Interest on deposits  increased $690,000 (49.4%)
from $1,398,000 for the 1994 period to $2,088,000 for the 1995 period. This increase was primarily attributable to an increase in the average rate paid from 2.08% in the 1994 period to 2.96% in the 1995 period, coupled with an increase in the average outstandings from $134,427,000 for the 1994 period to $141,190,000 for the 1995 period.

Salary and employee benefits expense increased $81,000 (5.5%) primarily as a result of general salary level increases and certain merger related expenses.

Printing, stationery and supplies expense increased $32,000 (46.4%) from $69,000 in the 1994 period to $101,000 in the 1995 period mainly as a result of one-time charges associated with the merger.

VILLAGE BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------

ASSETS AND RELATED INCOME ANALYSIS (Three Month Comparison)

Loans outstanding increased $6,954,000 (6.1%) during the three month period ended June 30, 1995. This compares to the $3,005,000 (3.2%) increase in the 1994 period. Loan income increased $735,000 (40.5%) from $1,816,000 for the 1994 period to $2,551,000 for the 1995 period. This increase is due to an increase in the average rate earned from 7.59% for the 1994 period to 8.68% for the 1995 period and an increase in average outstanding loans from $95,697,000 for the 1994 period to $117,533,000 for the 1995 period.

Securities, which consist of securities held-to-maturity and securities available-for-sale, decreased $6,875,000 (23.6%) during the 1995 period as compared to an increase of $4,272,000 (13.0%) for the 1994 period. Security income decreased from $453,000 for the 1994 period to $397,000 for the 1995 period, primarily as a result of a decrease in the average dollar amount of securities held from $35,145,000 for the 1994 period to $22,946,000 for the 1995 period, offset by an increase in the average rate earned from 5.16% for the 1994 period to 6.92% for the 1995 period.

Federal funds sold increased $9,200,000 (287.5%) during the 1995 period as compared to a decrease of $2,300,000 (24.9%) for the 1994 period. Federal funds sold income increased $33,000 (37.9%) from $87,000 in the 1994 period to $120,000 in the 1995 period primarily as a result of an increase in the average rate earned of 3.83% for the 1994 period as compared to 6.13% for the 1995 period offset by a decrease in the average dollar amount outstanding from $9,092,000 for the 1994 period as compared to $7,826,000 for the 1995 period.


LIABILITIES AND RELATED EXPENSE ANALYSIS (Three Month Comparison)

Deposits increased $10,719,000 (7.6%) during the 1995 period as compared to an increase of $1,308,000 (1.0%) for the 1994 period. Interest on deposits increased $447,000 (63.2%) from $707,000 for the 1994 period to $1,154,000 for the 1995 period. This increase is mainly attributable to an increase in the average rate paid from 2.08% in the 1994 period to 3.22% in the 1995 period along with an increase in the average dollar amount outstanding from $136,161,000 for the 1994 period to $143,246,000 for the 1995 period.


LIQUIDITY

Liquidity is the ability to provide funds for loan requests,

VILLAGE BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------

unexpected deposit outflows and meeting other recurring financial obligations. Cash and cash equivalents at June 30, 1995 were $22,134,000 or 13.3% of total assets as compared to $12,893,000 or 8.2% of total assets at December 31, 1994. The Bank also maintains excess stored liquidity reserves to compensate for liquidity forecasting deviations. These reserves are comprised of investment grade securities that are highly marketable and liquid. The primary source of liquidity, cash and due from banks and federal funds sold, have historically surpassed the liquidity needs of the Company. Management closely monitors the Bank's liquidity/cash flow position and does not anticipate any liquidity problems in the future.


PROVISION FOR LOAN LOSSES

The provision for loan losses is closely monitored by management to maintain a provision and an allowance that is considered adequate. There is no assurance that the Bank will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.


CAPITAL RESOURCES

The table below lists the minimum capital requirements along with the Bank's capital position at June 30, 1995:

Minimum  Capital            Bank's Capital              Capital
   Standard                  Requirement               Position at
----------------            --------------             -----------

Total capital to risk
 weighted assets                 8.00%                    13.78%

Stockholders' equity to
 risk weighted assets            4.00%                    12.97%

Leverage ratio                3.0 - 5.0%                   8.68%

VILLAGE BANCORP, INC.

--------------------------------------------------------------------------------


PART  II. - OTHER INFORMATION

VILLAGE BANCORP, INC.

--------------------------------------------------------------------------------


PART II.  -  OTHER INFORMATION



Item 1.  Legal Proceedings                       Not Applicable


Item 2.  Changes in Securities                   Not Applicable


Item 3.  Defaults Upon Senior Securities         Not Applicable


Item 4.  Results of Votes of Security Holders    Not Applicable


Item 5.  Other Information                       Not Applicable


Item 6.  Exhibits and Reports on Form 8-K


  (a)    Exhibits - None

  (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Village Bancorp, Inc.
                                            ---------------------
                                                (Registrant)






Date:                                /s/  Robert V. Macklin
     -----------              --------------------------------------
                              Robert V. Macklin, President and Chief
                                       Executive Officer





Date:                                 /s/  Gerard P. Shpunt
     -----------             ----------------------------------------
                             Gerard P. Shpunt - Senior Vice President
                                         and Controller