Form 10-Q
period 1995-09-30
VILLAGE BANCORP INC
filed 1995-11-14
CIK 715148

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                           COMMISSION FILE NO. 0-11786



                              VILLAGE BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         CONNECTICUT                                         06-1076844
-------------------------------                     ----------------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                         Identification Number)


             25 PROSPECT STREET    RIDGEFIELD, CONNECTICUT   06877
--------------------------------------------------------------------------------
              (Address of principal executive offices and Zip Code)


Registrant's telephone number, including area code    (203) 438-9551
                                                   -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES   X        NO
                              -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



            CLASS                               OUTSTANDING AT OCTOBER 31, 1995
------------------------------                  --------------------------------
 COMMON STOCK, $3.33 PAR VALUE                           946,633 SHARES

                              VILLAGE BANCORP, INC.

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

PART  I.  FINANCIAL INFORMATION:


  ITEM 1.  Financial Statements

    Condensed Consolidated Balance Sheets
      September 30, 1995 and December 31, 1994 (unaudited) .................   1

    Condensed Consolidated Statements of Income For The
      Three Months Ended September 30, 1995 and 1994 (unaudited)
      Nine Months Ended September 30, 1995 and 1994 (unaudited) ............   2

    Condensed Consolidated Statements of Cash Flows For The
      Nine Months Ended September 30, 1995 and 1994 (unaudited) ............   3

    Notes to Condensed Consolidated Financial Statements
      (unaudited) ..........................................................   4


  ITEM 2.  Management's Discussion and Analysis of Financial
      Condition  and Results of  Operations ................................   7



PART II.  OTHER INFORMATION:


  ITEM 1.  Legal Proceedings ...............................................  11

  ITEM 2.  Changes in Securities ...........................................  11

  ITEM 3.  Defaults Upon Senior Securities .................................  11

  ITEM 4.  Results of votes of Security Holders ............................  11

  ITEM 5.  Other Information ...............................................  11

  ITEM 6.  (a).  Exhibits ..................................................  11

           (b).  Reports on Form 8-K .......................................  11


SIGNATURES .................................................................  12

VILLAGE BANCORP, INC.

--------------------------------------------------------------------------------


PART  I. - FINANCIAL INFORMATION

VILLAGE BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

ASSETS                                          Sept. 30, 1995     Dec. 31, 1994
                                                --------------     -------------
                                               (In thousands, except share data)

Cash and due from banks                            $   8,042        $   9,643
Federal funds sold                                     4,600            3,250
                                                   ---------        ---------
Total cash and cash equivalents                       12,642           12,893

Securities:
  Available-for-sale (at fair value)                  14,898           11,509
  Held-to-maturity (market value of
  $14,555 at Sept. 30, 1995 and $23,645 at
  December 31, 1994)                                  14,499           24,308

Loans, net of deferred loan fees - Note C            120,272          106,325
Allowance for loan losses                             (1,275)          (1,551)
                                                   ---------        ---------
Loans - net                                          118,997          104,774

Loans held for sale                                      125             --
Bank premises and equipment - net                      1,596            1,636
Accrued interest and other assets                      1,928            2,121
                                                   ---------        ---------

TOTAL ASSETS                                       $ 164,685        $ 157,241
                                                   =========        =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Noninterest bearing                             $  15,595        $  16,023
   Interest bearing                                  133,714          127,398
                                                   ---------        ---------
   Total deposits                                    149,309          143,421

Accrued interest payable                               1,076              339
Other liabilities                                        498              427
                                                   ---------        ---------

   Total liabilities                                 150,883          144,187
                                                   ---------        ---------

Stockholders' Equity:
   Common stock, par value $3.33 per share;
     authorized - 2,000,000 shares, issued
     and outstanding, 946,633 at Sept. 30,
     1995 and 946,949 at December 31, 1994             3,152            3,153
   Additional paid-in capital                          7,963            7,959
   Retained earnings                                   2,705            2,099
   Net unrealized losses on available-
     for-sale securities                                 (18)            (157)
                                                   ---------        ---------

   Total stockholders' equity                         13,802           13,054
                                                   ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 164,685        $ 157,241
                                                   =========        =========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VILLAGE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
--------------------------------------------------------------------------------

                                               THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPT. 30,            SEPT. 30,
                                                1995       1994       1995       1994
                                                ----       ----       ----       ----
                                                (In thousands, except per share data)

INTEREST INCOME:
   Loans, including fees                       $2,665     $1,973     $7,512     $5,569
   Investment securities:
     Taxable                                      386        462      1,229      1,346
     Tax-exempt                                    28         26         84         74
   Federal funds sold                             140         50        300        173
                                               ------     ------     ------     ------

   Total interest income                        3,219      2,511      9,125      7,162

INTEREST EXPENSE ON DEPOSITS                    1,282        717      3,370      2,115
                                               ------     ------     ------     ------

NET INTEREST INCOME                             1,937      1,794      5,755      5,047

PROVISION FOR LOAN LOSSES                          75         34        180        137
                                               ------     ------     ------     ------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                              1,862      1,760      5,575      4,910
                                               ------     ------     ------     ------

OTHER INCOME:
   Security gains/(losses) - net                   (8)        --         (2)        --
   Other operating income                         118        149        383        571
                                               ------     ------     ------     ------
   Total other income                             110        149        381        571
                                               ------     ------     ------     ------
OTHER EXPENSES:
   Salaries and employee benefits                 714        691      2,261      2,157
   Net occupancy                                  137        130        406        393
   Furniture and equipment                         69         71        211        222
   Data processing services                       129        110        358        318
   Regulatory assessments                          (5)        87        129        253
   Printing, stationery and supplies               56         51        157        120
   Other operating expenses                       299        341        830        964
                                               ------     ------     ------     ------
   Total other expenses                         1,399      1,481      4,352      4,427
                                               ------     ------     ------     ------

INCOME BEFORE PROVISION FOR INCOME TAXES          573        428      1,604      1,054
PROVISION FOR INCOME TAXES                        255        232        685        525
                                               ------     ------     ------     ------

NET INCOME                                     $  318     $  196     $  919     $  529
                                               ======     ======     ======     ======

PER SHARE DATA - Note E:
Cash dividends declared                        $  .11     $  .11     $  .33     $  .52
Net income                                     $  .34     $  .21     $  .97     $  .56
Number of shares outstanding                   946,633    942,609    946,633    942,609


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VILLAGE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
--------------------------------------------------------------------------------
                                                                 Nine Months
                                                              Ended Sept. 30,
                                                              1995       1994
                                                              ----       ----
OPERATING ACTIVITIES:                                          (In thousands)

Net income                                                 $    919    $    529
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Provision for loan losses                                    180         137
   Provision for depreciation and amortization                  194         185
   Accretion of investment security
     premiums/discounts - net                                  (118)        (79)
   Net (decrease) increase in deferred loan fees                (51)        155
   Increase in interest payable                                 737          25
   Decrease in accrued income and other assets                  193         333
   Increase in other liabilities                                 71          48
   Origination of loans for sale                             (2,016)     (6,933)
   Proceeds from sales of loans                               1,891       7,921
                                                           --------    --------

Net cash provided by operating activities                     2,000       2,321
                                                           --------    --------

INVESTING ACTIVITIES:

Proceeds from sales of available-for-sale securities          5,335        --
Proceeds from maturities of available-for-sale securities     2,483       7,266
Proceeds from maturities of held-to-maturity securities       9,819      17,059
Purchases of available-for-sale securities                  (10,614)     (2,886)
Purchases of held-to-maturity securities                       (347)    (10,671)
Net increase in loans                                       (14,352)     (8,797)
Purchases of premises and equipment                            (154)        (66)
                                                           --------    --------

Net cash (used)/provided by investing activities             (7,830)      1,905
                                                           --------    --------

FINANCING ACTIVITIES:

Net increase (decrease) in deposits                           5,888      (6,428)
Cash dividends                                                 (312)       (449)
Net proceeds from issuance of common stock                        3          11
                                                           --------    --------
Net cash provided/(used) by financing activities              5,579      (6,866)
                                                           --------    --------

DECREASE IN CASH AND CASH EQUIVALENTS                          (251)     (2,640)
                                                           --------    --------

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 12,893      13,911
                                                           --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 12,642    $ 11,271
                                                           ========    ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest paid on deposits                                 $2,633      $2,090
   Income tax payments                                          615         453
   Net unrealized loss on securities held-for-sale              139          90


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

Prior to November 18, 1994, Village Bancorp was a one bank holding company with The Village Bank & Trust Company ("Village") being it's sole subsidiary. On November 18, 1994, the Company acquired Liberty National Bank ("Liberty"). The transaction was accounted for using the pooling-of-interests method and accordingly, all historical financial data was restated to include both entities for the appropriate periods presented. On June 20, 1995, the Company merged Liberty into Village and now operates Liberty's former office as a branch office of Village. As of September 30, 1995, the Company is once again a one bank holding company.

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

At September 30, 1995, the recorded investment in loans considered impaired under SFAS No. 114 was approximately $221,000. Each impaired loan, as defined, has been evaluated to measure the impairment in accordance with this statement. Accordingly, reserves have been established where necessary resulting in a total allowance for credit losses related to impaired loans of $33,000 as of September 30, 1995. For the period ending September 30, 1995, the interest income recognized by the Company on impaired loans was not material.

VILLAGE BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
--------------------------------------------------------------------------------


NOTE B - SECURITIES


The amortized cost and the approximate fair values of securities were as follows (in thousands):
                                                     September 30. 1995
                                             -----------------------------------
                                             Amortized   Unrealized       Fair
                                                Cost     Gain/(Loss)      Value
                                             ---------   -----------     -------
SECURITIES HELD-TO-MATURITY
U.S. Treasury Securities                      $ 6,572      $    73       $ 6,645
U.S. Government Agency                          5,535          (45)        5,490
Mortgage-backed securities of
  U.S. Government agencies                         74            3            77
Obligations of states and
  political subdivision                         2,318           25         2,343
                                              -------      -------       -------
TOTAL                                         $14,499      $    56       $14,555
                                              =======      =======       =======

SECURITIES AVAILABLE-FOR-SALE
U.S. Treasury Securities                      $10,700      $     3       $10,703
U.S. Government Agency                          3,016           31         3,047
Mortgage-backed securities of
  U.S. Government agencies                      1,088          (49)        1,039
Corporate securities                               50           --            50
Other                                              62           (3)           59
                                              -------      -------       -------
TOTAL                                         $14,916      $   (18)      $14,898
                                              =======      =======       =======

                                                      December 31, 1994
                                             -----------------------------------
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
                                              =======      =======       =======

VILLAGE BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
(Continued)
--------------------------------------------------------------------------------

At September 30, 1995 and December 31, 1994 securities with a book value of $100,000 and $351,000, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law and banking regulation.


NOTE C - LOANS
                                                 Sept. 30, 1995    Dec. 31, 1994
                                                 --------------    -------------
                                                         (In thousands)

Real estate                                        $  98,070        $  89,910
Commercial and financial                              12,234            8,657
Installment and consumer credit                       10,298            8,139
Deferred loan fees                                      (330)            (381)
                                                   ---------        ---------

TOTAL                                              $ 120,272        $ 106,325
                                                   =========        =========


NOTE D - STANDBY LETTERS OF CREDIT

On September 30, 1995, standby letters of credit totaled $2,181,000.


NOTE E - STOCKHOLDERS' EQUITY

A $.11 per share cash dividend was distributed on February 4, 1994 to stockholders of record on January 19, 1994. A $.19 per share cash dividend was distributed February 28, 1994 to stockholders of record on February 15, 1994. A $.11 per share cash dividend was distributed May 6, 1994 to stockholders of record on April 22, 1994. A $.11 per share cash dividend was distributed August 5, 1994 to stockholders of record on July 22, 1994.

A $.11 per share cash dividend was distributed February 3, 1995 to stockholders of record on January 23, 1995. A $.11 per share cash dividend was distributed May 5, 1995 to stockholders of record on April 26, 1995. A $.11 per share cash dividend was distributed August 4, 1995 to stockholders of record on July 25, 1995.


NOTE F - NEW OFFICE

The Village Bank & Trust Company has announced plans to build a 17,000 square foot building on Parcel 3 of the Danbury Redevelopment Area on National Place, in Danbury, Connecticut. The Bank's intent is to open a ground floor branch office and to move the Bank's back office operations to the second floor of the building. Applications have been submitted to the State of Connecticut, the FDIC and the City of Danbury. All necessary approvals are expected by year end.

VILLAGE BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL

Village  Bancorp,  Inc.  ("Company"),  prior to November 18, 1994 was a one bank holding company, with The Village Bank & Trust Company ("Village") being its sole subsidiary. On November 18, 1994, the Company acquired Liberty National Bank ("Liberty"). The transaction was accounted for using the pooling-of-interests method and accordingly, all historical financial data was restated to include both entities for the appropriate periods presented. On June 20, 1995, the Company merged LNB into Village and now operates Liberty's former office as a branch office of Village. As of September 30, 1995, the Company is once again a one bank holding company.

The Company had total assets of $164,685,000 on September 30, 1995 in comparison to total assets of $157,241,000 on December 31, 1994. This is an increase of $7,444,000 or 4.7%.

For the three month periods ended September 30, 1994 and 1995, the Company's net income increased from $196,000 for the 1994 period to $318,000 for the 1995 period. Net interest income increased $143,000 (8.0%) from $1,794,000 for the 1994 period to $1,937,000 for the 1995 period.

For the nine month periods ended September 30, 1994 and 1995, the Company's net income increased from $529,000 for the 1994 period to $919,000 for the 1995 period. Net interest income increased $708,000 (14.0%) from $5,047,000 for the 1994 period to $5,755,000 for the 1995 period.

The increase in net interest income is primarily due to an increase in loan income, which increased from $5,569,000 during the 1994 period to $7,512,000 for the 1995 period.


ASSETS AND RELATED INCOME ANALYSIS  (Nine Month Comparison)

Loans outstanding on September 30, 1995 totaled $120,272,000 which is an increase of $13,947,000 (13.1%) from the $106,325,000 outstanding at December 31, 1994. The majority of the increase in the loan portfolio is in the area of real estate loans and is primarily due to the Bank originating mostly adjustable rate mortgage loans. The Bank normally holds adjustable rate loans it originates in portfolio while normally selling fixed rate loans in the secondary market. Loan income increased $1,943,000 (34.9%) from $5,569,000 at September 30, 1994 to $7,512,000 at September 30, 1995. This increase is due to an increase in the average rate earned from 7.63% in the

VILLAGE BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------

1994 period to 8.65% in the 1995 period, coupled with an increase in average outstanding loans from $97,330,000 in the 1994 period to $115,822,000 in the 1995 period.

Securities, which consist of securities held-to-maturity and securities available-for-sale, decreased $6,420,000 (17.9%) from $35,817,000 at December 31, 1994 to $29,397,000 at September 30, 1995. Security income decreased $107,000 (7.5%) from $1,420,000 in the period ending September 30, 1994 to $1,313,000 in the 1995 period. This decrease was due to a decrease in the average dollar amount of securities held, from $35,575,000 in the 1994 period to $28,220,000 in the 1995 period, offset by an increase in the average rate earned from 5.32% in the 1994 period to 6.20% in the 1995 period. The Company holds securities held-to-maturity until maturity and does not trade them. Securities classified as available-for-sale are used to compensate for liquidity forecasting deviations.

Federal funds sold increased $1,350,000 (41.5%) from $3,250,000 at December 31, 1994 to $4,600,000 at September 30, 1995. Federal funds sold income increased $127,000 (73.4%) from $173,000 for the 1994 period to $300,000 for the 1995 period, primarily due to an increase in the average rate earned from 3.87% in the 1994 period to 5.88% for the 1995 period, coupled with an increase in the average dollar amount outstanding from $5,956,000 in the 1994 period to $6,803,000 in the 1995 period.


LIABILITIES AND RELATED EXPENSE ANALYSIS  (Nine Month Comparison)

Deposits  increased  $5,888,000 (4.1%) from $143,421,000 at December 31, 1994 to
$149,309,000 at September 30, 1995. Interest on deposits increased $1,255,000 (59.3%) from $2,115,000 for the 1994 period to $3,370,000 for the 1995 period.
This increase was primarily attributable to an increase in the average rate paid from 2.10% in the 1994 period to 3.10% in the 1995 period, coupled with an increase in the average outstandings from $134,413,000 for the 1994 period to $144,730,000 for the 1995 period.

Data processing expense increased $40,000 (12.6%) from $318,000 in the 1994 period to $358,000 in the 1995 period, as a result of increased use of data processing services along with general price increases.

Printing, stationery and supplies expense increased $37,000 (30.8%) from $120,000 in the 1994 period to $157,000 in the 1995 period mainly as a result of charges associated with the merger.

VILLAGE BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------

ASSETS AND RELATED INCOME ANALYSIS (Three Month Comparison)

Loans outstanding increased $46,000 during the three month period ended September 30, 1995. This compares to the $4,580,000 (4.7%) increase in the 1994 period. Loan income increased $692,000 (35.1%) from $1,973,000 for the 1994 period to $2,665,000 for the 1995 period. This increase is due to an increase in the average rate earned from 7.90% for the 1994 period to 8.86% for the 1995 period and an increase in average outstanding loans from $99,924,000 for the 1994 period to $120,320,000 for the 1995 period.

Securities, which consist of securities held-to-maturity and securities available-for-sale, increased $7,181,000 (32.3%) during the 1995 period as compared to a decrease of $6,413,000 (17.3%) for the 1994 period. Security income decreased from $488,000 for the 1994 period to $414,000 for the 1995 period, primarily as a result of a decrease in the average dollar amount of securities held from $35,179,000 for the 1994 period to $26,748,000 for the 1995 period, offset by an increase in the average rate earned from 5.55% for the 1994 period to 6.19% for the 1995 period.

Federal funds sold decreased $7,800,000 (62.9%) during the 1995 period as compared to a decrease of $3,650,000 (52.5%) for the 1994 period. Federal funds sold income increased $90,000 (180.0%) from $50,000 in the 1994 period to $140,000 in the 1995 period primarily as a result of an increase in the average rate earned of 4.42% for the 1994 period as compared to 5.67% for the 1995 period, coupled with an increase in the average dollar amount outstanding from $4,530,000 for the 1994 period as compared to $9,869,000 for the 1995 period.


LIABILITIES AND RELATED EXPENSE ANALYSIS (Three Month Comparison)

Deposits decreased $2,818,000 (1.8%) during the 1995 period as compared to a decrease of $5,986,000 (4.3%) for the 1994 period. Interest on deposits increased $565,000 (78.8%) from $717,000 for the 1994 period to $1,282,000 for the 1995 period. This increase is mainly attributable to an increase in the average rate paid from 2.13% in the 1994 period to 3.38% in the 1995 period along with an increase in the average dollar amount outstanding from $134,520,000 for the 1994 period to $151,933,000 for the 1995 period.


LIQUIDITY

Liquidity is the ability to provide funds for loan requests, unexpected deposit outflows and meeting other recurring financial

VILLAGE BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------

obligations. Cash and cash equivalents at September 30, 1995 were $12,642,000 or 7.7% of total assets as compared to $12,893,000 or 8.2% of total assets at December 31, 1994. The Bank also maintains excess stored liquidity reserves to compensate for liquidity forecasting deviations. These reserves are comprised of investment grade securities that are highly marketable and liquid. The primary source of liquidity, cash and due from banks and federal funds sold, have historically surpassed the liquidity needs of the Company. Management closely monitors the Bank's liquidity/cash flow position and does not anticipate any liquidity problems in the future.


PROVISION FOR LOAN LOSSES

The provision for loan losses is closely monitored by management to maintain a provision and an allowance that is considered adequate. There is no assurance that the Bank will not be required to make future adjustments to the allowance in response to changing economic conditions or regulatory examinations.


CAPITAL RESOURCES

The table below lists the minimum capital requirements along with the Bank's capital position at September 30, 1995:


  Capital                     Minimum  Capital           Bank's Capital
 Standard                        Requirement              Position at
----------                    ----------------         -----------------

Total capital to risk
 weighted assets                    8.00%                    14.32%

Stockholders' equity to
 risk weighted assets               4.00%                    13.50%

Leverage ratio                   3.0 - 5.0%                   8.63%

VILLAGE BANCORP, INC.
--------------------------------------------------------------------------------



PART II.  -  OTHER INFORMATION



Item 1.  Legal Proceedings                       Not Applicable

Item 2.  Changes in Securities                   Not Applicable

Item 3.  Defaults Upon Senior Securities         Not Applicable

Item 4.  Results of Votes of Security Holders    Not Applicable

Item 5.  Other Information                       Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibits - None

  (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 30, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Village Bancorp, Inc.
                                                (Registrant)






Date:   Nov. 13, 1995                 /s/ James R. Umbarger
      ------------------     ----------------------------------------
                                James R. Umbarger, Executive Vice
                              President and Chief Operating Office





Date:   Nov. 13, 1995                 /s/ Gerard P. Shpunt
      ------------------     ----------------------------------------
                             Gerard P. Shpunt - Senior Vice President
                                         and Controller