Form 10-K
period 1995-12-31
VILLAGE BANCORP INC
filed 1996-04-01
CIK 715148

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995           Commission File number:
                                                             0-11786

                              VILLAGE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

          CONNECTICUT                                         06-1076844
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

   25 Prospect Street, Ridgefield, Ct.                          06877
(Address of principal executive offices)                      (Zip Code)

        Registrant's telephone number, including area code: 203 438-9551

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     Title of each class:             Name of each exchange on which registered:
Common Stock ($3.33 Par Value)                          NASDAQ

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes   X       No  _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                                Outstanding at March 20, 1996
Common Stock ($3.33 Par Value)                           950,817 Shares

   State the aggregate market value of the voting stock held by non-affiliates of the registrant - $15,537,269.

     Aggregrate market value                 Based upon reported closing price
         of voting stock                           as supplied by NASDAQ
           $18,065,523                                March 20, 1996

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 1995 are incorporated by reference into parts I, II and IV. Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 1996 are incorporated by reference into Part III. Exhibit index is on page 6.

                              VILLAGE BANCORP, INC.
                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I

   Item 1.  Business..........................................................1

   Item 2.  Properties........................................................2

   Item 3.  Legal Proceedings.................................................2

   Item 4.  Submission Of Matters to Vote of Security Holders.................2

PART II

   Item 5.  Market for Registrant's Common Stock and
              Related Stockholder Matters.....................................3

   Item 6.  Selected Financial Data...........................................3

   Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................3

   Item 8.  Financial Statements and Supplementary Data.......................3

   Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.............................3

PART III

   Item 10. Directors and Executive Officers of the Registrant................3

   Item 11. Executive Compensation............................................3

   Item 12. Security Ownership of Certain Beneficial Owners
              and Management..................................................3

   Item 13. Certain Relationships and Related Transactions....................3

PART IV

   Item 14. Exhibits, Financial Statement Schedules and
              Reports on Form 8-K.............................................4

SIGNATURES. ..................................................................5

EXHIBIT INDEX.................................................................6

                                     PART I

Item 1.    Business

"Business" on pages 4 through 9 of the Annual Report to Stockholders for the year ended December 31, 1995 is incorporated herein by reference.

Additional information required pursuant to this Item follows:

Village Bancorp, Inc.
The management of The Village Bank & Trust Company (Village) caused Village Bancorp, Inc. (Company) to be formed in 1983 to enhance the opportunity for diversification and expansion, and to allow for greater flexibility in both banking and non-banking functions which banks are currently prohibited from entering. On July 19, 1983, the Bank became a wholly owned subsidiary of the Company. On November 18, 1994, Liberty National Bank (Liberty), Danbury, Connecticut became a wholly owned subsidiary of the Company. On June 20, 1995, the Company merged Liberty into Village and now operates Liberty's former office as a branch office of Village. As a combination of entities under common control the merger was accounted for in a manner similiar to a pooling of interests. As such, all historical financial data presented in the annual report has been restated to include both entities for all periods presented. As of December 31, 1995 the Company's only subsidiary was Village.

The Village Bank & Trust Company
The Village Bank & Trust Company was incorporated in 1973 and commenced operations in 1974. The Bank maintains its headquarters in Ridgefield, Connecticut where it conducts general banking business as a state chartered commercial bank as allowed by Sec. 36-57 of the Connecticut General Statutes. The Bank began offering trust and similiar services in the third quarter of 1993. Liberty was merged into Village in June 1995, with its former office now a Village branch. The Bank intends to offer services in the future that will allow the Bank to remain competitive with other financial institutions as regulations permit.

Patents, Trademarks, Licenses and Concessions Held
There are no patents, trademarks, licenses or concessions held that have a material importance to the Company.

Seasonal Variations In Business
The Bank experiences little or no seasonal variation in its business due to the retail composition of its customer base.

Dependence Upon Limited Number Of Customers
The Bank is not materially dependent on any single person, group of persons or organization. The loss of any customer or customers would not have a materially adverse effect on the continued operation of the Bank.

Competition
The Bank encounters substantial competition for deposits and loans from other financial institutions. Vigorous competition exists between the Bank and other branch offices of financial institutions in Danbury, New Milford, Wilton and Ridgefield, including commercial banks, savings banks and savings and loan associations. No one financial institution is dominant in any particular function of the banking market place.

Number of Employees
At December 31, 1995, Village had seventy-five (75) full time equivalent employees. Of these employees two officers of Village provide services to the Company.

Supervision and Regulation
Village is insured by the Federal Deposit Insurance Corporation (FDIC) and is subject to extensive regulation by the FDIC. Village, as a Connecticut state chartered bank, is also subject to regulation by the Connecticut State Banking Commissioner, who is responsible for administering Connecticut banking laws. ( Bancorp, as a bank holding company, is also subject to regulation by the Federal Reserve Board.

The FDIC has adopted regulations which require FDIC-insured banks to meet certain minimum capital requirements. Banks that have less than the minimum required capital are considered to be operating in an unsafe and unsound condition, and are subject to a number of possible regulatory enforcement actions, ranging from being required to acquire additional capital up to termination of the Bank's FDIC deposit insurance.

Most recent legislation has been aimed at increasing capital levels in the banking industry and restricting business for those who fail to meet adequate capital levels. As the Company is well capitalized the majority of this legislation has had little effect on the operation of the Company. Other regulatory actions focus on risk management (i.e. interest rate risk, credit risk) and the proper use of internal controls. Proposed legislation runs a wide gamut of proposals. It is not possible at this time to predict whether or not any such proposals will have a material adverse effect on the Company.

Item 2.    Properties

Village owns in fee simple a self contained facility at 25 Prospect Steet, Ridgefield, Connecticut. The site contains 0.929 acres. The building has two floors, the first floor which approximates 5,500 square feet is the location of the general banking area, board room and President's office. The second floor, which approximates 5,000 square feet, is the location of the administrative offices, loan operations department, sanitary and employee facilities.

Village entered into a lease agreement on April 5, 1985 for a branch banking facility at 219 Town Green, Wilton, Connecticut. The leasehold contains two thousand six hundred forty five (2,645) square feet, of which the Bank uses approximately one thousand nine hundred forty five (1,945) square feet for its branch banking office. The remaining area is sublet as retail space. The lease arrangement is for ten years with two five year extensions options that can be exercised by the Bank. The lease has provisions for consumer price index increases, and the current rental expense is $73,220 not including property tax and maintenance charges. This facility was opened November 16, 1985 and is a full service branch banking office.

Village extended a lease agreement on March 31, 1993, for a non-branch operations (back-office) facility at 96 Danbury Road, Ridgefield, Connecticut. The leasehold contains approximately six thousand (6,000) square feet of office space and one thousand (1,000) square feet of storage space. The original lease arrangement was for five years with provisions for two five year extensions, at an annual rental of approximately $86,540, not including property tax and maintenance charges. This lease originally commenced November, 1988, with five percent annual increases. Four stockholders, two of whom are Directors, are affiliated with the partnership which is leasing the facility to the Bank.

Village owns in fee simple a self contained facility at 54 Bridge Street, New Milford, Connecticut. The site contains 0.16 acres. The building has two floors. The first floor, which approximates 1,700 square feet, is the location of the general banking office. The second floor, which approximates 1,524 square feet, will be used for offices and loan originations and closings.

Village has a lease agreement for a branch banking facility at 28 Shelter Rock Road, Danbury, Connecticut, that extends through November 30, 1996. The lease agreement provides for two renewal options which extend for five years each. The leasehold contains approximately two thousand four hundred sixty (2,460) square feet. The annual rental is approximately $48,150, not including property and maintenance charges.

Item 3.    Legal Proceedings

There are no material pending legal proceedings.


Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1994.

                                     PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters

"Capital Stock" on page 33 of the Annual Report to Stockholders for the year ended December 31, 1995 is incorporated herin by reference.

Item 6.    Selected Financial Data

"Selected Financial Data" on page 9 of the Annual Report to Stockholders for the year ended December 31, 1995 is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

"Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 to 13 of the Annual Report to Stockholders for the year ended December 31, 1995 is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

The consolidated financial statements and notes thereto on pages 15 to 30 of the Annual Report to Stockholders for the year ended December 31, 1995 and the Independent Auditors' Report on page 14 are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

Information relating to directors and executive officers of the Registrant and Bank and the information required by this item are included in the proxy statement for the annual meeting of stockholders to be held on April 29, 1996, on pages 9 through 15 and the information required by this item is herein incorporated by reference.

Item 11.   Executive Compensation

Compensation of directors and officers and the information required by this item are included in the proxy statement for the annual meeting of stockholders to be held on April 29, 1996, on pages 16 through 20 and the information required by this item is herein incorporated by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Information relating to security ownership of certain beneficial owners and management as required by this item is included in the proxy statement for the annual meeting of stockholders to be held on April 24, 1995, on pages 4 through 7 and is herein incorporated by reference.


Item 13.   Certain Relationships and Related Transactions

Information of certain relationships and related transactions is included in the proxy statement for the annual meeting of stockholders to be held on April 29, 1996, on pages 13 through 16 and is herein incorporated by reference.

                                     PART IV

Item 14.   Exhibits, Financial Statements

     (a) (1) The following consolidated financial statements and the Independent Auditors' Report included in the Annual Report to Stockholders of Village Bancorp, Inc. and Subsidiaries for the year ended December 31, 1995, are incorporated by reference in Item 8:

          Consolidated Balance Sheets - December 31, 1995 and 1994.

          Consolidated Statements of Income - Years Ended December 31, 1995, 1994 and 1993.

          Consolidated Statements of Changes in Stockholders' Equity - Years Ended December 31, 1995,1994 and 1993.

          Consolidated Statements of Cash Flows - Years Ended December 31, 1995, 1994 and 1993.

          Notes to Consolidated Financial Statements.

     (a)(2)  Schedules  to the  Consolidated  Financial  Statements  required by
Article 9 of Regulation S-X are not required under the related instructions or the information is included in the Consolidated Financial Statements or Notes thereto and has therefore been ommitted.

     (a)(3) Exhibits.

     The exhibits which are filed with this Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index on Page 6.

     (b) There were no reports on Form 8-K filed for the three months ended December 31, 1995.

     (c) Exhibits.

     The exhibits which are filed with this Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index on Page 6.

     (d) Financial Statement Schedules - None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therunto duly authorized.

Village Bancorp, Inc.



By                         James R. Umbarger                                                         March 14, 1996
- -------------------------------------------------------------------------------------------------------------------
                  James R. Umbarger - Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                                                                                                  DATE

                  Edward J. Hannafin                                                                 March 14, 1996
- -------------------------------------------------------------------------------------------------------------------
   Edward J. Hannafin - Chairman of the Board & Director

                  Nicholas R. DiNapoli                                                               March 14, 1996
- -------------------------------------------------------------------------------------------------------------------
   Nicholas R. DiNapoli - Vice Chairman of the Board & Director

                  Robert V. Macklin                                                                  March 14, 1996
- -------------------------------------------------------------------------------------------------------------------
   Robert V. Macklin - President, Chief Executive Officer & Director

                  Enrico J. Addessi                                                                  March 14, 1996
- -------------------------------------------------------------------------------------------------------------------
   Enrico J. Addessi - Secretary of the Board & Director

                  Robert Scala                                                                       March 14, 1996
- -------------------------------------------------------------------------------------------------------------------
   Robert Scala - Assistant Secretary of the Board & Director

                  Jose P. Boa                                                                        March 14, 1996
- -------------------------------------------------------------------------------------------------------------------
   Jose P. Boa - Director

                  Richard O. Carey                                                                   March 14, 1996
- -------------------------------------------------------------------------------------------------------------------
   Richard O. Carey - Director

                  Madeline F. Contegni                                                               March 14, 1996
- -------------------------------------------------------------------------------------------------------------------
   Madeline F. Contegni - Director

                  Jeanne M. Cook                                                                     March 14, 1996
- -------------------------------------------------------------------------------------------------------------------
   Jeanne M. Cook - Director

                  Carl Lecher                                                                        March 14, 1996
- -------------------------------------------------------------------------------------------------------------------
   Carl Lecher - Director

                  Joseph L. Knapp                                                                    March 14, 1996
- -------------------------------------------------------------------------------------------------------------------
   Joseph L. Knapp - Director

                  Antonio M. Resendes                                                                March 14, 1996
- -------------------------------------------------------------------------------------------------------------------
   Antonio M. Resendes - Director

                  Thomas F. Reynolds                                                                 March 14, 1996
- -------------------------------------------------------------------------------------------------------------------
   Thomas F. Reynolds - Director


                              VILLAGE BANCORP, INC.

                                  EXHIBIT INDEX


EXHIBIT                                                                       SEQUENTIALLY
NUMBER        DESCRIPTION                      REFERENCE                      NUMBERED PAGE

3(i)      Articles of Incorporation         Exhibit 3(a) to Registration
                                            Statement No. 2-81879
                                            June 1, 1983

3(ii)     By-Laws                           Exhibit 3(b) to Registration
                                            Statement No. 2-81879
                                            June 1, 1983

4         Specimen Common                   Exhibit 4 to Form 10-K
          Stock Certificate                 December 31, 1986

10(a)     Lease Dated April 18, 1985        Exhibit 10(a) to Form 10-K
                                            December 31, 1986

10(b)     Lease Dated March 31, 1988        Exhibit 10(b) to Form 10-K
                                            December 31, 1988

13        Annual Report to Stockholders     Filed Herewith                        7
          for the year ended
          December 31, 1995

21        Subsidiaries of the Registrant    Filed Herewith                        41



                                    VILLAGE
                                    BANCORP



                                TABLE OF CONTENTS

                          LETTER TO STOCKHOLDERS --- 2
                                 BUSINESS --- 4
                     BUSINESS/SELECTED FINANCIAL DATA --- 9
                      MANAGEMENT'S DISCUSSION & ANALYSIS OF
                 FINANCIAL CONDITION & RESULTS OF OPERATIONS ---
                     10 INDEPENDENT AUDITORS' REPORT --- 14
                       CONSOLIDATED BALANCE SHEETS --- 15
                    CONSOLIDATED STATEMENTS OF INCOME --- 16
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                                  EQUITY --- 17
                  CONSOLIDATED STATEMENTS OF CASH FLOWS --- 18
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- 19
        OFFICERS, BOARD OF DIRECTORS & ADVISORY BOARD OF DIRECTORS --- 31
                   CAPITAL STOCK, ANNUAL MEETING, REQUEST FOR
                           FINANCIAL INFORMATION--- 33
                            OFFICE INFORMATION -- 34



                              1995 ANNUAL REPORT
                                   [GRAPHIC]---------------------------------

LETTER TO OUR STOCKHOLDERS

[GRAPHIC]-----------------------------------------------------------------------

      With the completion of 1995, we find ourselves halfway through the decade of the 90's. As a result, it seemed appropriate to adopt our theme for this year's annual report - "Chart the Past, Navigate the Present, Explore the Future."

      1995 is now the past. We are very pleased to report that net income for the year was $1,316,000 or $1.38 per share, an 86% increase from the 1994 net income of $707,000 or $.74 per share.

      Total consolidated assets on December 31, 1995 were $174,277,000, an increase of 10.8% over the $157,241,000 reported on December 31, 1994. Total deposits had increased to $158,539,000 on December 31, 1995 from the $143,421,000 reported the previous year end. The Corporation's equity totalled $14,148,000 as of December 31, 1995. Very significantly, during 1995 The Village Bank & Trust Company's loan portfolio increased $13,266,000 to a total of $119,591,000 outstanding on December 31, 1995. All of our financial results can be found in great detail later in this annual report.

      Over the past few years, the Corporation has made conscious decisions to undertake projects that would benefit the Corporation in the future. Some of those projects are now generating returns to the Corporation as expected.

      Early in 1995, the decision was made to merge Liberty National Bank into The Village Bank & Trust Company. This was completed in June of 1995, and the resulting cost savings benefitted the Corporation during the second half of the year. Our office in New Milford is now solidly profitable and continues to grow in deposits and loans. Our new Trust Department is gaining acceptance in the area, and steadily growing. Each of these past projects contributed to the excellent results for 1995.

      The present is a time of rapid change for our industry. The numerous mergers and consolidations of other banks have been well-publicized. The names of many of our competitors have changed over the last five years, some more than once. Village Bancorp continues to "navigate" through this evolution in banking. Our focus in on carefully controlled growth which we believe will return the maximum value to our shareholders. With this in mind, The Village Bank & Trust Company is building a 17,000 square foot building in the middle of the Danbury downtown redevelopment area. When complete sometime early in 1997, the building will house the fifth office of The Village Bank on the ground floor, and most of

- --------------------------------------------------------------------------------

the Bank's back office check processing departments on the top two floors. By moving our operations departments into our own building, the Bank will be able to eliminate sizeable rental payments that are currently being paid for leased office space. As a result, we expect that this branch office will quickly be profitable.

      More than at any time in the past, the future for our Corporation will seem like exploring unknown territory. In particular, the technological changes that already exist and are being developed will revolutionize the delivery of many of our products. Management and the Board are spending considerable time and effort studying the options available, in order to choose products and services we believe our customers will want, in a form that will be profitable to the Bank.

      Today is an exciting time to be in our industry. Our Corporation has found great success to date, and we fully intend to continue that success into the future. We enjoy having you share in the growth of the Corporation as we explore the future.


                                   /s/ Edward J. Hannafin
                                   Edward J. Hannafin
                                   Chairman


[PHOTO]


                                   /s/ Robert V. Macklin
                                   Robert V. Macklin
                                   President & Chief Executive Officer

[GRAPHIC] ----------------------------------------------------------------------

BUSINESS


DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

                                                                (Dollar amounts in thousands)
                                                1995                         1994                         1993
=======================================================================================================================
                                     Average            Yield/    Average           Yield/    Average            Yield/
                                     Balance  Interest   Rate     Balance Interest   Rate     Balance  Interest   Rate
=======================================================================================================================
ASSETS

Interest earning assets:
   Loans(1)                         $116,556   $10,177   8.73%  $  98,908  $ 7,808   7.89%   $ 95,154   $7,805    8.20%
   Taxable securities                 26,912     1,680   6.24      32,839    1,777   5.41      30,063    1,644    5.47
   Tax-exempt securities               2,284       112   4.90       1,979      100   5.05       1,554       83    5.34
   Federal funds sold                  6,329       371   5.86       6,289      266   4.23       6,586      192    2.92
- -----------------------------------------------------------------------------------------------------------------------
   Total interest earning assets     152,081   $12,340   8.11%    140,015  $ 9,951   7.11%    133,357   $9,724    7.29%
- -----------------------------------------------------------------------------------------------------------------------
Noninterest earning assets:
- -----------------------------------------------------------------------------------------------------------------------
   Cash and due from banks             7,722                        7,561                       7,599
   Bank premises and equipment         1,608                        1,441                       1,607
   Accrued income and other assets     1,951                        2,070                       2,506
   Allowance for loan losses          (1,464)                      (1,582)                     (1,704)
- -----------------------------------------------------------------------------------------------------------------------
TOTAL                               $161,898                    $ 149,505                    $143,365
=======================================================================================================================

LIABILITIES AND
STOCKHOLDERS' EQUITY

Interest bearing liabilities:
   NOW accounts                     $ 35,759   $   622   1.74%  $  38,367  $   592   1.54%   $ 37,912   $  705    1.86%
   Savings deposits                   44,334     1,230   2.77      52,645    1,233   2.34      50,230    1,248    2.48
   Time deposits                      50,413     2,761   5.48      30,339    1,124   3.70      28,638    1,027    3.59
   Federal funds purchased               556        33   5.94           -        -     -            -        -      -
- -----------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities  $131,062   $ 4,646   3.54%    121,351  $ 2,949   2.43%    116,780   $2,980    2.55%
- -----------------------------------------------------------------------------------------------------------------------
Noninterest bearing liabilities:
   Demand deposits                    15,974                       14,291                      12,972
   Other                               1,317                          768                         789
- -----------------------------------------------------------------------------------------------------------------------
Total liabilities                    148,353                      136,410                     130,541
Stockholders' equity                  13,545                       13,095                      12,824
- -----------------------------------------------------------------------------------------------------------------------
TOTAL                               $161,898                    $ 149,505                    $143,365
=======================================================================================================================
NET INTEREST INCOME                            $ 7,694                     $ 7,002                      $6,744
=======================================================================================================================

NET YIELD ON INTEREST
EARNING ASSETS                                           5.06%                       5.00%                        5.06%
=======================================================================================================================

(1) For the purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding. Interest income includes fees on loans of $165,000, $123,000 and $161,000 in 1995, 1994 and 1993,
     respectively.

- --------------------------------------------------------------------------------

VOLUME/RATE ANALYSIS

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rate.


                                                                     (In thousands)
                                            1995 Compared to 1994                       1994 Compared to 1993
                                       Increase (Decrease) Due to: (1)             Increase (Decrease) Due to: (1)
===================================================================================================================
                                        Volume      Rate        Net                 Volume      Rate        Net
===================================================================================================================
Interest income on:
  Loans                                $  1,484   $    885   $  2,369              $    72    $   (69)   $     3
  Taxable securities                       (647)       550        (97)                 151        (18)       133
  Tax-exempt securities                      15         (3)        12                   21         (4)        17
  Federal funds sold                          2        103        105                   (8)        82         74
- -------------------------------------------------------------------------------------------------------------------
Total                                  $    854   $  1,535   $  2,389              $   236    $    (9)   $   227
===================================================================================================================

Interest expense on:
  NOW accounts                         $    (33)  $     63   $     30              $     8    $  (121)   $  (113)
  Savings deposits                           18        (21)        (3)                  86       (101)       (15)
  Time deposits                             948        689      1,637                   64         33         97
   Federal funds purchased                   33          -         33                    -          -          -
- -------------------------------------------------------------------------------------------------------------------
Total                                  $    966   $    731   $  1,697              $   158    $  (189)   $   (31)
===================================================================================================================

(1) The change in interest due to both rate and volume has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.


SECURITIES PORTFOLIO

The following table sets forth the balance sheet carrying amount of securities at the dates indicated:

                                                        (In thousands)
                                                          December 31,
                                                 1995         1994        1993
================================================================================
U.S. Treasury and other U.S.
  Government agencies                          $32,060      $33,222      $38,931
States and political subdivisions                2,444        2,323        1,966
Corporate bonds                                   --            176          559
Other                                               58           96          118
- --------------------------------------------------------------------------------
TOTAL                                          $34,562      $35,817      $41,574
================================================================================


                                                           VILLAGE BANCORP, INC.
                                    PAGE 11                  1995 ANNUAL REPORT

[GRAPHIC] ----------------------------------------------------------------------

The following table sets forth the maturities of securities at December 31, 1995 and the weighted average yields of such securities (calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security). Tax equivalent adjustments have not been made in calculating yields on obligations of states and political subdivisions.

                                                              (Dollar amounts in thousands)
                                                                        Maturing

                                                      After One Year But     After Five Years But            After
                                Within One Year        Within Five Years       Within Ten Years            Ten Years
                                Amount    Yield         Amount     Yield        Amount     Yield        Amount      Yield
==========================================================================================================================
U.S. Treasury and other U.S.
  Government agencies         $ 20,338    5.87%        $ 9,245    5.93%         $ 1,817    5.94%       $    660      6.30%
States and political
  subdivisions                     120    5.83           1,428    4.68              746    5.98             150      5.90
Other                               12    5.17              46    6.50
- --------------------------------------------------------------------------------------------------------------------------
TOTALS                        $ 20,470    5.87%        $10,719    5.76%         $ 2,563    5.95%       $    810      6.22%
==========================================================================================================================


LOAN PORTFOLIO

The following table shows the Bank's loan distribution (net of deferred loan fees) at the end of each of the last three years:

                                                                             (In thousands)
                                                                              December  31,
                                                                1995              1994             1993
===================================================================================================================
Real estate - mortgage and home equity                       $  88,400          $ 84,756          $75,992
Real estate - construction and land development                  7,737             4,787            2,365
Installment and consumer credit                                 10,562             8,130            9,507
Commercial and financial                                        12,892             8,652            6,080
- -------------------------------------------------------------------------------------------------------------------
TOTALS                                                       $ 119,591          $106,325          $93,944
===================================================================================================================


The following table shows the maturity of gross loans (excluding installment and consumer credit loans) outstanding as of December 31, 1995. Also provided are the amounts due after one year classified according to sensitivity to changes in interest rates.

                                                                                      (In thousands)
                                                                                         Maturing

                                                                             After One Year
                                                               Within          But Within          After
                                                              One Year         Five Years       Five Years           Total
============================================================================================================================
Commercial and financial                                      $  5,549          $  6,060          $ 1,283         $  12,892
Real estate - construction and land development                  2,853             1,557            3,327             7,737
Real estate - mortgage and home equity                           5,379             6,737           76,284            88,400
- -------------------------------------------------------------------------------------------------------------------
TOTAL                                                         $ 13,781          $ 14,354          $80,894         $ 109,029
===========================================================================================================================

Loans maturing after one year with:
  Fixed interest rates                                                          $  5,665          $11,020
  Variable interest rates                                                          8,689           69,874
- ---------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                           $ 14,354          $80,894
===========================================================================================================================

- --------------------------------------------------------------------------------

NONACCRUAL AND PAST DUE LOANS

The following table summarizes the Bank's nonaccrual loans and loans past due 90 days or more:

                                                   (In thousands)
                                                    December 31,
                                      1995              1994             1993
================================================================================
Nonaccrual loans                     $  606           $   240           $ 1,093
================================================================================
Accruing loans past due
  90 days or more                       230               314               481
- --------------------------------------------------------------------------------
TOTAL                                $  836           $   554           $ 1,574
================================================================================


At December 31, 1995 $553,000 of nonaccrual loans were collateralized.

A loan is put on nonaccrual basis when the loan becomes past due ninety days, except for instances where there are factors known to management which reflect favorably on the ability of the customer to fulfill the obligation. The Bank would have recorded an additional $51,000, $55,000 and $87,000 of gross interest income in 1995, 1994 and 1993, respectively, if nonaccrual loans had been current.


SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the activity in the allowance for loan losses:

                                                       (Dollar amounts in thousands)
                                                      1995         1994       1993
====================================================================================
Allowance at beginning of year                      $ 1,551      $1,713     $ 1,556
Charge-offs:
  Commercial and financial                               95         319         183
  Installment and consumer credit                       183          20          20
  Real estate - mortgage                                186         177        --
- ------------------------------------------------------------------------------------
  Total charge-offs                                     464         516         203
====================================================================================
Recoveries:
  Commercial and financial                                8          42         308
  Installment and consumer credit                         6           1           7
- ------------------------------------------------------------------------------------
  Total recoveries                                       14          43         315
====================================================================================
Net charge-offs (recoveries)                            450         473        (112)
Provisions for loan losses (1)                          210         311          45
- ------------------------------------------------------------------------------------
Allowance at end of year                            $ 1,311      $1,551     $ 1,713
====================================================================================
Ratio of net charge-offs (recoveries) during the
  year to average loans outstanding                    .385%       .478%     (.118)%
====================================================================================


(1) The amount charged to operations and the related balance in the allowance for loan losses is based upon periodic evaluations of the loan portfolio by management. These evaluations consider several factors including, but not limited to, general economic conditions, loan portfolio composition, prior loan loss experience and management's estimation of potential losses.


The allowance for loan losses is considered adequate by management to cover known and unknown risk elements in the portfolios. This consideration is affected by the Bank's real estate lending portfolio which represents the major portion of the growth in the loan portfolios. Real estate loans are generally well collateralized, and are therefore reflected as such in the allowance. Management anticipates no material increase or decrease in charge-off activity in 1996.

                                                           VILLAGE BANCORP, INC.
                                    PAGE 13                  1995 ANNUAL REPORT

[GRAPHIC] ----------------------------------------------------------------------

DEPOSITS

The average daily amount of deposits and rates paid on such deposits are summarized for the periods indicated in the following table:

                                                        (Dollar amounts in thousands)
                                                           Year Ended December 31,
                                          1995                      1994                      1993
==========================================================================================================
                                  Amount        Rate        Amount        Rate        Amount         Rate
==========================================================================================================
Noninterest bearing and
  demand deposits                $ 15,974                  $  14,291                 $  12,972
NOW accounts                       35,759       1.74%         38,367      1.54%         37,912       1.86%
Savings deposits                   44,334       2.77          52,645      2.34          50,230       2.48
Time deposits                      50,413       5.48          30,339      3.70          28,638       3.59
- ----------------------------------------------------------------------------------------------------------
TOTAL                            $146,480                  $ 135,642                 $ 129,752
==========================================================================================================


Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1995 are summarized as follows:


                                                       (In thousands)
                                                Time Certificates of Deposit
================================================================================
Three months or less                                     $ 1,452
Over three through six months                              2,696
Over six through twelve months                             1,389
Over twelve months                                           844
- --------------------------------------------------------------------------------
TOTAL                                                    $ 6,381
================================================================================


RETURN ON EQUITY AND ASSETS

The following table shows consolidated operating and capital ratios for each of the last three years:


                                                   Year Ended December 31,
                                              1995          1994          1993
================================================================================
Return on average assets                       .81%          .47%          .69%
Return on average stockholders' equity        9.72          5.40          7.75
Dividend payout ratio                        34.78         85.14         49.52
Equity to assets ratio  (1)                   8.37          8.76          8.95
================================================================================

(1) Ratio is based upon average stockholders' equity and average asset balances.

- --------------------------------------------------------------------------------

                                                BUSINESS/SELECTED FINANCIAL DATA

INTEREST RATE SENSITIVITY

The following table sets forth the dollar amount of rate sensitive assets and liabilities that reprice within the stated time frames at December 31, 1995:

                                                             (Dollar amounts in thousands)
Rate Sensitive Assets:
                                 1 Year or less      1 - 3 Years      3 - 5 Years      Over 5 Years         Total
===================================================================================================================
Loans (net of deferred loan fees)   $100,591         $   3,493         $   4,281        $  11,226         $ 119,591
Federal funds                          8,200                --                 -               --             8,200
Securities                            20,470             5,601             5,118            3,373            34,562
- -------------------------------------------------------------------------------------------------------------------
Total                                129,261             9,094             9,399           14,599           162,353
===================================================================================================================

Rate Sensitive Liabilities:
Deposits                             133,980             5,817             1,477               --           141,274
- -------------------------------------------------------------------------------------------------------------------
Gap (Repricing difference)          $ (4,719)        $   3,277         $   7,922        $  14,599         $  21,079
===================================================================================================================
Cumulative gap                      $ (4,719)        $  (1,442)        $   6,480        $  21,079
===================================================================================================================
Cumulative ratio of rate
  sensitive assets to liabilities        .96               .99              1.05             1.15
===================================================================================================================


SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last five years:

                                                       (In thousands, except per share amounts)
                                                                Year Ended December 31,
                                      1995              1994             1993              1992             1991
===================================================================================================================
Net interest income                 $  7,694         $   7,002         $   6,744        $   6,075         $   5,110
Provision for loan losses                210               311                45              154               626
Net income                             1,316               707               994              861                99
- -------------------------------------------------------------------------------------------------------------------
Per share data:  (1)
  Net income                        $   1.38         $     .74         $    1.05        $     .91         $     .11
  Cash dividends declared                .48               .63               .52              .37               .35
- -------------------------------------------------------------------------------------------------------------------
Balance sheet totals:
  Average assets                    $161,898         $ 149,505         $ 143,365        $ 131,898         $ 127,811
  Average deposits                   146,480           135,642           129,752          119,193           115,025
  Average stockholders' equity        13,545            13,095            12,824           11,663            11,329
===================================================================================================================


The following table sets forth selected quarterly financial data for 1995 and 1994:

                                                            (In thousands, except per share amounts)
                                       1995    12-95      9-95     6-95      3-95      1994      12-94     9-94     6-94       3-94
====================================================================================================================================

Net interest income                 $7,694    $1,939    $1,937    $1,914    $1,904    $7,002    $1,955    $1,794    $1,649    $1,604
Provision for loan losses              210        30        75        55        50       311       174        34        61        42
Net income                           1,316       397       318       265       336       707       178       196       140       193
- ------------------------------------------------------------------------------------------------------------------------------------

Per share data: (1)
Net income                          $ 1.38    $  .41    $  .34    $  .28    $  .35    $  .74    $  .18    $  .21    $  .15    $  .20
Cash dividends declared                .48       .15       .11       .11       .11       .63       .11       .11       .11       .30
====================================================================================================================================

(1) Adjusted to give effect to stock dividends.
                                                           VILLAGE BANCORP, INC.
                                    PAGE 15                  1995 ANNUAL REPORT

[GRAPHIC] ----------------------------------------------------------------------

                     Management's Discussion & Analysis of
                  Financial Condition & Results of Operations

General

Village Bancorp, Inc. (Company) is a Connecticut incorporated bank holding company and parent corporation of the Village Bank & Trust Company (Village), which is the only subsidiary of the Company. In January 1994, Village Bancorp, Inc. and Liberty National Bank (Liberty) jointly announced the signing of an agreement by which Village Bancorp, Inc. would acquire all of the outstanding common stock of Liberty. This acquisition took place in November of 1994. In June of 1995, Liberty National Bank was merged into The Village Bank & Trust Company. All historical financial data has been restated to include both entities for all periods presented. The Bank functions as a financial intermediary acting as depository and lender of funds to its customers, and generates its income from the interest earned on invested assets less interest paid on its deposits and interest bearing liabilities. The Bank is a member of the Federal Deposit Insurance Corporation (FDIC) and the deposits of the Bank are insured by the FDIC to the extent provided by law. The Bank offers all general commercial banking services allowed by both State and Federal regulations. The Company does not engage in any non-banking activities that are permitted to bank holding companies under enacted regulations. The Bank is subject to intense competition from various financial institutions and other companies or firms that engage in similiar activities. Bank holding companies and banks are extensively regulated under both federal and state law. As of December 31, 1995, the Bank had 75 full-time equivalent employees. Most full-time employees are eligible for group life, health and medical and disability insurance. Village Bank & Trust employees are eligible for participation in a 401(k) plan after one year of service. The Company is listed on the National Association of Securities Dealers Automated Quotation System
("NASDAQ") SmallCap Stock Market price quotation service under the symbol "VBNK". Village began operating a trust department and offering trust services in the third quarter of 1993.

Financial Condition

The Company had total assets of $174,277,000 on December 31, 1995 as compared to assets of $157,241,000 on December 31, 1994. The most significant area of increase over the past year was in loans, which increased $13,266,000 (12.5%).

Loan growth was funded by an increase of $15,118,000 (10.5%) in the Banks deposits. This increase in loans is primarily due to the fact that the majority of the loans the Bank originated were variable rate loans which are generally retained for its own portfolio, as opposed to fixed rate loans which are generally sold in the secondary mortgage market.

The loan portfolio of the Bank includes $96,137,000 of real estate, home equity and construction mortgages. This is 80.4% of the Banks total loan portfolio as of December 31, 1995. This is in comparison to $89,543,000 (84.2%) in real estate related loans outstanding on December 31, 1994. Due to this high percentage of real estate loans the management of the Bank is continuously monitoring real estate values and the general economic conditions in the Bank's lending areas so that it may take appropriate action when necessary.

Capital Resources

The Company, aware that its capital position is a measure of its ongoing viability and ability to compete effectively in the highly competitive financial services industry, strives to maintain a strong capital position. With a strong capital position, the Company has the ability to effectively compete now and in the future and be better able to withstand economic instability or uncertainty. The Company has a leverage ratio of 8.37% on December 31, 1995 as compared to 8.79% on December 31, 1994.

In 1989 the Federal Deposit Insurance Corporation approved a final Statement of Policy on Risk-Based Capital to be implemented over a two-year transition period beginning at December 31, 1990. Risk weights are assigned to balance sheet and off-balance sheet items and are used to calculate the Bank's capital ratios. On December 31, 1995 the required minimum capital was 8.0% of total capital to risk weighted assets and 4.0% Tier 1 capital to risk weighted assets. The Company's ratios on December 31, 1995 were 14.68% total capital ratio and 13.87% Tier 1 capital ratio, which exceed the minimum requirements. These ratios for December 31, 1994 were 15.44% and 14.33%, respectively. Management does not anticipate any event that would cause the Company to fall below the minimum requirements at December 31, 1996, and anticipates that the Company will continue to have excess "risk -based" capital.

Results of Operations

Net income for 1995 was $1,316,000 as compared to $707,000 for 1994. Net interest income for 1995 amounted to $7,694,000 as compared to $7,002,000 for 1994. Net interest income increased primarily as a result of the increase in interest income on loans.

Income Taxes

The Company's provision for income taxes was $984,000 for 1995 as compared to $719,000 for 1994.

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes",

- --------------------------------------------------------------------------------

which requires an asset and liability approach for financial accounting and reporting for income taxes. The Company adopted SFAS No. 109 effective January 1, 1993. There was no effect of initially applying this new standard.

Assets and Related Income Analysis

Loans outstanding on December 31, 1995 totaled $119,591,000 as compared to $106,325,000 outstanding on December 31, 1994. The increase in the loan portfolio of $13,266,000 (12.5%) was primarily attributable to the majority of real estate loans originated being variable rate, which the Bank primarily holds for its own portfolio. The majority of loans at the Bank are and have been real estate related. Loan income increased $2,369,000 from $7,808,000 for 1994 to $10,177,000 for 1995. This increase is due to an increase in average outstanding loans from $98,908,000 for 1994 to $116,921,000 for 1995, coupled with an increase  in the  average  rate  earned  from  7.81%  in 1994 to  8.70% in 1995.

Securities, which consist of securities held-to-maturity and securities available-for-sale, decreased $1,255,000 (3.5%) from $35,817,000 at December 31, 1994 to $34,562,000 at December 31, 1995. Income from securities decreased
$85,000  (4.5%) from  $1,877,000  for the 1994 period to $1,792,000 for the 1995 period. This decrease resulted primarily from a decrease in average dollar amount outstanding from $34,818,000 for 1994 to $29,196,000 for 1995, offset by an increase in average rate earned from 5.39% for 1994 to 6.14% for 1995. Net security gains were $70,000 in 1995; there were none in 1994. The Bank holds securities held-to-maturity until maturity and does not trade them. Securities available-for-sale are used to compensate for liquidity forecasting deviations.

Federal funds sold increased $4,950,000 (152.3%) from $3,250,000 at December 31, 1994 to $8,200,000 at December 31, 1995. Federal funds sold income increased $105,000 (39.5%) from $266,000 for 1994 to $371,000 for 1995. This increase resulted primarily from an increase in the average rate earned from 4.23% for 1994 to 5.86% in 1995, coupled with a slight increase in average dollar amount outstanding from $6,289,000 in 1994 to $6,329,000 in 1995.

Liability and Related Expense Analysis

Deposits increased $15,118,000 (10.5%) from $143,421,000 at December 31, 1994 to
$158,539,000 at December 31, 1995. Interest on deposits increased $1,697,000 (57.5%) from $2,949,000 for 1994 to $4,646,000 for 1995. This increase is attributable to an increase in the average rate paid from 2.43% for 1994 to 3.17% for 1995 period, coupled with an increase in the average dollar amount outstanding from $135,642,000 for 1994 to $146,480,000 in 1995.

Data processing services increased $45,000 (10.6%) from $425,000 in 1994 to $470,000 in 1995, as a result of increased use of services offered along with increased volumes.

Printing, stationery and supplies expense increased $54,000 (32.5%) from $166,000 in 1994 to $220,000 in 1995, mainly as a result of the merger of Liberty National Bank into Village.

Provision for Loan Losses

The provision for loan losses decreased $101,000 (32.5%) from $311,000 for 1994 to $210,000 for 1995. The economy and the real estate market in the Banks market areas are closely monitored by management to maintain an allowance for loan losses that is considered adequate. The loan loss allowance was $1,311,000 to support loan portfolios of $119,591,000, or a loan loss reserve ratio of 1.10%. This is in comparison to a ratio of 1.46% for 1994. Management believes that the allowance for loan losses is adequate.

Interest Rate Sensitivity

Financial institutions have become increasingly concerned about matching the repricing ability of interest-earning assets to the repricing ability of interest-bearing liabilities. Interest rate risk occurs when these repricings occur in different time frames. An interest rate sensitivity "gap" is the difference between the repricing assets and the repricing liabilities occuring in a given time frame. A positve "gap" occurs when the asset amount exceeds the liability amount. A negative "gap" occurs when the liability amount exceeds the asset amount. In a falling interest rate environment a negative "gap" would tend to increase the institution's net interest income, while a positive "gap" would have an adverse effect. In a rising interest rate environment a positive "gap" would tend to increase the institution's net interest income, while a negative "gap" would have an adverse effect. Normally institutions attempt to match these repricings while maintaining an adequate interest rate spread without compromising the quality of assets. The Bank's interest rate sensitivity for the one year or less time frame consists of $129,261,000 of repricing assets compared to $133,980,000 of repricing liabilities. For more information please see "Business".

                                                          VILLAGE BANCORP, INC.
                                    PAGE 17                  1995 ANNUAL REPORT

[GRAPHIC] ----------------------------------------------------------------------

                  Management's Discussion & Analysis of
                  Financial Condition & Results of Operations
                  (continued)
Liquidity

Liquidity is the ability to provide funds for loan requests, unexpected deposit outflows and meeting other recurring financial obligations. The Bank, as a financial intermediary, monitors its liquidity position carefully, that it might identify trends that could impact its liquidity/cash flow position. The Banks experience little in seasonal liquidity fluctuation. Loan commitments are also closely monitored to assure these commitments do not negatively affect the Bank's planned liquidity position. Primary liquidity is comprised of cash and due from banks, interbank overnight federal funds sold and securities maturing in less than one year. These assets aggregated $37,745,000, or 21.7% of total assets, as of December 31, 1995, as compared to $30,503,000 (19.4%) at December 31, 1994. Management closely monitors the Bank's liquidity/cash flow position and does not anticipate any liquidity problems in the future.

Impact of Inflation

The quantitative impact of inflation is subjective in interpretation and difficult and imprecise to measure in the financial services industry. Inflation poses a financial risk as the Bank's assets consist mainly of financial assets which are funded by deposit liabilities of varying maturities and deposit yields as opposed to physical or real assets. With few fixed or physical assets, the Bank has a low degree of operating leverage which mitigates the inflationary impact. The financial leverage ratio of capital to total assets is the most effective measure of a financial institution's viability and its ability to withstand inflationary pressures.

COMPARISON OF 1994 TO 1993

Financial Condition

The Company had total assets of $157,241,000 on December 31, 1994 as compared to assets of $152,890,000 on December 31, 1993. The most significant area of increase over the year was in loans, which increased $12,381,000 (13.2%).

Loan growth was funded by an increase of $4,475,000 (3.2%) in deposits coupled with a decrease in securities of $5,757,000 (13.9%). This increase in loans is primarily due to the fact that the majority of the loans the Bank originated were variable rate loans which are generally retained for its own portfolio, as opposed to fixed rate loans which are generally sold in the secondary mortgage market.

The loan portfolio of the Bank includes $89,543,000 of real estate, home equity and construction mortgages.

This is 84.2% of the Bank's total loan portfolio as of December 31, 1994. This is in comparison to $78,367,000 (83.4%) in real estate related loans outstanding on December 31, 1993.

Capital Resources

The Company had a leverage ratio of 8.79% on December 31, 1994 as compared to 9.07% on December 31, 1993. At December 31, 1994, the Company's total capital to risk weighted assets ratio was 15.44% and its Tier 1 capital to risk weighted assets ratio was 14.33%. Each of these capital ratios was substantially in excess of regulatory requirements.

Results of Operations

Net income for 1994 was $707,000 as compared to $994,000 for 1993. Net interest income for 1994 amounted to $7,002,000 as compared to $6,744,000 for 1993. Net interest income increased primarily as a result of the increase in interest income on securities.

Income Taxes

The Company's provision for income taxes was $719,000 for 1994 as compared to $652,000 for 1993.

Assets and Related Income Analysis

Loans outstanding on December 31, 1994 totaled $106,325,000 as compared to $93,944,000 outstanding on December 31, 1993. The increase in the loan portfolio of $12,381,000 (13.2%) was primarily attributable to the majority of loans originated being variable rate, which the Bank primarily holds for its own portfolio. The majority of loans are and have been real estate related. Loan income increased $3,000 from $7,805,000 for 1993 to $7,808,000 for 1994. This increase is due to an increase in average outstanding loans from $95,154,000 for 1993 to $98,908,000 for 1994, offset by a decrease in the average rate earned from 8.20% in 1993 to 7.81% in 1994.

Securities, which consist of securities held-to-maturity and securities available-for-sale, decreased $5,757,000 (13.9%) from $41,574,000 at December 31, 1993 to $35,817,000 at December 31, 1994. Income from securities increased $150,000 (8.7%) from $1,727,000 for the 1993 period to $1,877,000 for the 1994 period. This increase resulted primarily from an increase in average dollar amount outstanding from $31,617,000 for 1993 to $34,818,000 for 1994, offset by a decrease in average rate earned from 5.46% for 1993 to 5.39% for 1994. Net security gains were $10,000 in 1993; there were none in 1994. The Bank holds securities held-to-maturity until maturity and do not trade them. Securities

- --------------------------------------------------------------------------------

available-for-sale are used to compensate for liquidity forecasting  deviations.

Federal funds sold decreased $3,100,000 (48.8%) from $6,350,000 at December 31, 1993 to $3,250,000 at December 31, 1994. Federal funds sold income increased $74,000 (38.5%) from $192,000 for 1993 to $266,000 for 1994. This increase resulted primarily from an increase in the average rate earned from 2.92% for 1993 to 4.23% in 1994, offset by a decrease in average dollar amount outstanding from $6,586,000 in 1993 to $6,289,000 in 1994.

Liability and Related Expense Analysis

Deposits  increased  $4,475,000 (3.2%) from $138,946,000 at December 31, 1993 to
$143,421,000 at December 31, 1994. Interest on deposits decreased $31,000 (1.0%) from $2,980,000 for 1993 to $2,949,000 for 1994. This decrease is attributable to a decrease in the average rate paid from 2.55% for 1993 to 2.43% for 1994, offset by an increase in the average dollar amount outstanding from $129,752,000 for 1993 to $135,642,000 in 1994.

Other operating expenses increased $97,000 (11.1%) from $874,000 for 1993 to $971,000 for 1994. The significant component of this increase are costs associated with the merger of the Company and Liberty.

Provisions for Loan Losses

The provision for loan losses increased $266,000 (591.1%) from $45,000 for 1993 to $311,000 for 1994. The economy and the real estate market in the Bank's market areas have been closely monitored by management to maintain an allowance for loan losses that is considered adequate. The loan loss allowance was $1,551,000 to support loan portfolios of $106,325,000, or a loan loss reserve ratio of 1.46%. This is in comparison to a ratio of 1.82% for 1993. Management believes that the allowance for loan losses is adequate.


Liquidity

Primary liquidity is comprised of cash and due from banks, interbank overnight federal funds sold and securities maturing in less than one year. This figure amounted to $30,503,000 or 19.4% of total assets, as of December 31, 1994, as compared to $36,845,000; or 24.1% of total assets, as of December 31, 1993.

                                                          VILLAGE BANCORP, INC.
                                    PAGE 19                  1995 ANNUAL REPORT

[GRAPHIC] ----------------------------------------------------------------------

             Independent Auditors' Report

                      [Letterhead of Deloitte & Touche LLP]


To the Stockholders and Board of Directors of Village Bancorp, Inc.

We have audited the consolidated balance sheets of village Bancorp, Inc. and subsidiary (the "Company") as of December 31, 1995 and 1994 and the related consolidated statements of income changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the reponsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. The consolidated financial statements give retroactive effect to the 1994 merger of Village Bancorp, Inc and Liberty National Bank, which has been accounted for as a pooling of interests as described in Note 1 to the consolidated financial statements, In 1995, Liberty National Bank was combined with the Company's wholly-owned subsidiary, The Village Bank and Trust Company, as a combination of entities under common control and accordingly, was accounted for in a manner similar to a pooling of interests. We did not audit the statements of income, changes in stockholders' equity and cash flows of Liberty National Bank for the year ended December 31, 1993, such statements reflect net interest income of $686,427. Those statements were audited by other auditors whose report dated March 25, 1994 (April 22, 1994 as to Note 13) has been furnished to us, and our opinion, insofar as it relates to the amounts included for Liberty National Bank for 1993, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards, Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Village Bancorp, Inc. and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As described in Note 1, the Company changed its method of accounting for securities in 1994.


/s/ DELOITTE & TOUCHE LLP

January 26, 1996

[LOGO]

- --------------------------------------------------------------------------------
                                                    Consoliodated Balance Sheets


                                                                                (In thousands,
                                                                             except share amounts)
                                                                                  December 31,
                                                                              1995          1994
==================================================================================================
ASSETS
Cash and due from banks                                                       $9,125        $9,643
Federal funds sold                                                             8,200         3,250
- --------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                     17,325        12,893
Securities:
Available-for-sale, at fair value                                             20,482        11,509
Held-to-maturity, at amortized cost (fair value of $14,294
and $23,645 in 1995 and 1994)                                                 14,080        24,308
Loans, net of deferred loan fees                                             119,591       106,325
Allowance for loan losses                                                     (1,311)       (1,551)
- --------------------------------------------------------------------------------------------------
Loans - net                                                                  118,280       104,774
Loans held for sale                                                              552          --
Bank premises and equipment - net                                              1,550         1,636
Accrued income and other assets                                                2,008         2,121
- --------------------------------------------------------------------------------------------------
Total Assets                                                                $174,277      $157,241
==================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest bearing                                                          $17,265       $16,023
Interest bearing                                                             141,274       127,398
- --------------------------------------------------------------------------------------------------
Total deposits                                                               158,539       143,421
Income taxes                                                                      78           167
Other liabilities                                                              1,512           599
- --------------------------------------------------------------------------------------------------
Total liabilities                                                            160,129       144,187
- --------------------------------------------------------------------------------------------------

Commitments and contingent liabilities (Note 12)
STOCKHOLDERS' EQUITY
Common stock, $3.33 par value; authorized, 2,000,000 shares; issued and
outstanding, 950,317 shares in 1995 and 946,949 in 1994                        3,165         3,153
Additional paid-in capital                                                     7,982         7,959
Retained earnings                                                              2,960         2,099
Unrealized gains (losses) on securities available-for-sale, net of tax            41          (157)
- --------------------------------------------------------------------------------------------------
Total stockholders' equity                                                    14,148        13,054
- --------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                  $174,277      $157,241
==================================================================================================

See notes to consolidated financial statements.

                                                          VILLAGE BANCORP, INC.
                                    PAGE 21                  1995 ANNUAL REPORT

[GRAPHIC] ----------------------------------------------------------------------

                  Consolidated Statements of Income

                                           (In thousands, except per share data)
                                                    Year Ended December 31,
                                                1995         1994         1993
================================================================================

INTEREST INCOME
Loans, including fees                          $10,177       $7,808       $7,805
Securities:
  Taxable                                        1,680        1,777        1,644
  Tax-exempt                                       112          100           83
Federal funds sold                                 371          266          192
- --------------------------------------------------------------------------------
    Total interest income                       12,340        9,951        9,724

INTEREST EXPENSE                                 4,646        2,949        2,980
- --------------------------------------------------------------------------------
NET INTEREST INCOME                              7,694        7,002        6,744
PROVISION FOR LOAN LOSSES                          210          311           45
- --------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                      7,484        6,691        6,699
- --------------------------------------------------------------------------------

OTHER INCOME
Service charges                                    359          406          476
Security gains - net                                70         --             10
Other operating income                             138          194          384
- --------------------------------------------------------------------------------
    Total other income                             567          600          870
- --------------------------------------------------------------------------------
OTHER EXPENSES
Salaries and employee benefits                   2,991        2,849        2,839
Net occupancy                                      547          514          498
Other real estate owned                             37           32          113
Furniture and equipment                            290          294          324
Data processing services                           470          425          423
Regulatory assessments                             148          341          324
Printing, stationery and supplies                  220          166          149
Advertising                                        125           98          146
Appraisal fees                                      51           68          111
Postage                                            118          107          122
Other operating expenses                           754          971          874
- --------------------------------------------------------------------------------
    Total other expenses                         5,751        5,865        5,923
- --------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                       2,300        1,426        1,646
PROVISION FOR INCOME TAXES                         984          719          652
- --------------------------------------------------------------------------------
NET INCOME                                     $ 1,316       $  707       $  994
================================================================================
PER SHARE DATA
Net income                                     $  1.38       $  .74       $ 1.05
Cash dividends                                 $   .48       $  .63       $  .52
================================================================================

See notes to consolidated financial statements.

- --------------------------------------------------------------------------------
Consolidated Statements of Changes in Stockholders' Equity


                                                                          (In thousands, except share data)
                                                                                                  Unrealized Gains
                                                            Common Stock             Additional      (Losses) on
                                                     Number of                         Paid-In       Securities      Retained
                                                      Shares           Amount          Capital   Available-For-Sale  Earnings
===============================================================================================================================
BALANCE AT JANUARY 1, 1993                             942,609       $   3,139       $   7,931                        $  1,391

Net income                                                                                                                 994

Cash dividends declared, $.52 per share                                                                                   (449)
- -------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1993                           942,609           3,139           7,931                           1,936
- --------------------------------------------------------------------------------------------------------------------------------

Effect of adoption of SFAS No. 115                                                                   $      20

Net income                                                                                                                 707

Cash dividends declared, $.63 per share                                                                                   (544)

Exercise of options                                      4,340              14              28

Change in unrealized gains (losses) on
   securities available-for-sale                                                                          (177)
- -------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994                           946,949           3,153           7,959            (157)          2,099
- -------------------------------------------------------------------------------------------------------------------------------

Net income                                                                                                               1,316

Cash dividends declared, $.48 per share                                                                                   (455)

Exercise of options                                      3,999              14              21

Retirement of stock                                       (631)             (2)              2

Change in unrealized gains (losses) on
   securities available-for-sale, net of tax                                                               198
- --------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995                           950,317       $   3,165       $   7,982       $      41        $  2,960
================================================================================================================================

See notes to consolidated financial statements.


                                                          VILLAGE BANCORP, INC.
                                    PAGE 23                  1995 ANNUAL REPORT

[GRAPHIC] ----------------------------------------------------------------------

                  Consolidated Statements of Cash Flows

                                                                                        (In thousands)
                                                                                    Year Ended December 31,
                                                                                 1995         1994        1993
================================================================================================================
OPERATING ACTIVITIES
Net income                                                                    $  1,316     $    707     $    994
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for loan losses                                                        210          311           45
  Depreciation and amortization                                                    262          242          257
  (Accretion)/amortization of security discounts/premiums, net                    (194)        (118)         162
  Deferred income tax provision (benefit)                                         --             94           (2)
  Security gains (net)                                                             (70)        --            (10)
  (Decrease) increase in deferred loan fees                                       (134)         170          (92)
  Write-down of real estate owned and in-substance foreclosures                   --           --             50
  Origination of loans held for sale                                            (5,295)      (7,431)     (42,640)
  Proceeds from sales of loans                                                   4,790        8,772       42,889
   Gains on sales of loans                                                         (47)        (108)        (615)
  Decrease in accrued income and other assets                                       85          246          460
  Increase (decrease) in  accrued expenses and other liabilities                   824         (172)         (52)
- ----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                        1,747        2,713        1,446
- ----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Proceeds from sales of investment securities                                      --           --          1,831
Proceeds from maturities of investment secutities                                 --           --         17,276
Purchases of investment securities                                                --           --        (31,352)
Proceeds from sales of securities available-for-sale                             8,535         --           --
Proceeds from maturities of securities held-to-maturity                         10,598       20,651         --
Proceeds from maturities of securities available-for-sale                        4,600        8,317         --
Purchases of securities held-to-maturity                                        (1,088)     (12,570)        --
Purchases of securities available-for-sale                                     (20,900)     (10,680)        --
Net increase in loans                                                          (13,582)     (13,024)      (2,346)
Purchases of premises and equipment                                               (176)        (366)         (97)
- ----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                          (12,013)      (7,672)     (14,688)
- ----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net increase in deposits                                                        15,118        4,475       13,760
Cash dividends                                                                    (455)        (544)        (449)
Net proceeds from issuance of common stock                                          35           42         --
- ----------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                       14,698        3,973       13,311
- ----------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                              4,432         (986)          69
CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                             12,893       13,879       13,810
- ----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                        $ 17,325     $ 12,893     $ 13,879
================================================================================================================
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid on deposits                                                     $  3,787     $  3,010     $  3,228
Income tax payments                                                                896          653          727
Net unrealized gains (losses) on securities available-for-sale, net of tax         198         (157)        --
================================================================================================================

See notes to consolidated financial statements.

- --------------------------------------------------------------------------------

                                      Notes to Consolidated Financial Statements


1. Nature of Operations and Summary of Significant Accounting Policies


Nature of Operations - Village Bancorp, Inc. and its subsidiary, The Village Bank & Trust Company (the "Bank"), collectively the "Company", are engaged in the business of commercial banking. Headquartered in Ridgefield, the Company operates four branch offices in Fairfield and Litchfield counties in Connecticut. The Company principally is engaged in lending and deposit gathering activities within these counties. The Company's future prospects are largely dependent on its ability to compete with entities having greater resources and on the performance of the local economy. A wide range of loan and deposit products and trust services are offered to the customer. Customer convenience and responsive service are emphasized. Over 80% of loans are collateralized by real estate located in Fairfield, Litchfield and adjacent counties. Within this area employment levels and related economic activity generally are not materially dependent on any one employer.

Organization - In November of 1994, Village Bancorp, Inc. acquired Liberty National Bank (Liberty). Each share of Liberty stock was converted into .1149 shares of Village Bancorp, Inc. common stock. This transaction was accounted for using the pooling-of-interests method and, accordingly, all historical financial data has been restated to include both entities for all periods presented. On June 20, 1995, the Company merged Liberty into Village and now operates Liberty's former office as a branch office of Village. In 1995, Liberty was combined with the Company's wholly-owned subsidiary, The Village Bank and Trust Company, as a combination of entities under common control and, accordingly, was accounted for in a manner similiar to a pooling of interests.

Basis of Financial Statement Presentation - The Company's consolidated financial statements include the Bank and have been prepared in accordance with generally accepted accounting principles and conform with predominant practices used within the banking industry. All significant intercompany accounts and transactions are eliminated in consolidation. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and the revenues and expenses for the period. Actual results could differ significantly from those estimates.

Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and real estate owned, management obtains independent appraisals for significant properties.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize possible loan losses, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the Bank's service area, Fairfield and Litchfield Counties, Connecticut. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may recommend to the Bank that it recognize additions to the allowance based on their judgements of information available to them at the time of their examination.

Allowance for Loan Losses - The allowance for loan losses is sustained by charges to operating expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely; recoveries of previously charged off loans are restored to the allowance. The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the loan portfolio and other pertinent factors, including, but not limited to, past loan loss experience, composition of the loan portfolio and current economic factors.

Consolidated Statements of Cash Flows - For purposes of presenting the consolidated statements of cash flows, cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds sold have one day availability.

Securities - Securities held-to-maturity are stated at cost, adjusted for accumulated amortization of premium and accretion of discount, which is calculated on a method that approximates the interest method. Securities available-for-sale are stated at the lower of cost or at fair value. The determination to include debt securities as securities held-to-maturity or securities available-for-sale is made at the time of purchase and is based on such factors as overall interest rate sensitivity of the Company, projected liquidity needs, and the Company's long-term investment strategies. The Banks do not acquire securities for the purpose of engaging in trading activities. When sales occur, gains or losses on the sale of securities are recognized using the specific identification method. The Company has the positive intent and ability to hold its securities classified as held-to-maturity for their economic life. Prior to the adoption of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", on January 1, 1994, the Company stated all securities at amortized cost.

                                                          VILLAGE BANCORP, INC.
                                    PAGE 25                  1995 ANNUAL REPORT

[GRAPHIC] ----------------------------------------------------------------------

                  Notes to Consolidated Financial Statements
                  (continued)

Loans - Interest income on loans is recognized based on rates applied to principal amounts outstanding. Loans are placed on nonaccrual status when management believes that interest or principal on such loans may not be collected in the normal course of business. Interest payments received on loans in nonaccrual status are applied, based on management's judgement as to the collectibility of loan principal, either as a reduction of principal or as interest income. Such loans are restored to accrual status when there is no longer doubt concerning collectibility and the borrower has performed in accordance with the terms of the loan. Loans held for sale are stated at the lower of fair value or cost.

Loan origination and commitment fees, net of certain loan origination costs, are deferred and the net amount amortized as an adjustment of the related loan's yield. Loan fees deferred in 1995 and 1994 aggregated $282,000 and $367,000, respectively. Loan costs deferred in 1995 and 1994 aggregated $20,000 and $27,000, respectively. Net amounts included in income aggregated $433,000, $93,000 and $161,000 in 1995, 1994 and 1993, respectively.

Impaired Loans - The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", as of January 1, 1995. Adoption of these statements did not result in any adjustment to the allowance for loan losses as of January 1, 1995.

A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the contractual terms of the loan. When a loan is considered impaired, it is placed on nonaccrual status. Income is recorded using the income recognition principles outlined above. Measurement of impairment is based on the present value of expected future cash flows discounted at the loan's effective interest rate, or, at the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. Small homogeneous loans such as residential mortgages, home equity loans, installment loans and consumer credit are not separately reviewed for impaired status. These loans typically are for maturities less than five years and require monthly payments. Separate allocations to the allowance for loan losses are made based upon trends and prior loss experience and composition of credit risk in these types of loans. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

If the fair value of an impaired loan is less than the related recorded amount, a specific valuation allowance is established or the write down is charged against the allowance for loan losses if the impairment is considered to be permanent.

Bank Premises and Equipment - Bank premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based upon estimated useful lives or the lease term, if shorter, up to 39 years for premises and 15 years for equipment.

Income Taxes - SFAS No. 109, "Accounting for Income Taxes", establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years, requires an asset and liability approach for financial accounting and reporting for income taxes. The Company adopted SFAS No. 109 effective January 1, 1993. There was no effect of initially applying this standard.

Other Real Estate - Other real estate includes properties which are foreclosed or received in settlement of a loan, and real property not used in trade or business. The properties are recorded at the lower of cost or fair value (net of estimated costs of disposition) at the date transferred. Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses. Subsequent write-downs of the carrying value of these properties may be required and would be charged to operations. There was no other real estate at December 31, 1995 and 1994.

Net Income Per Share - Net income per share has been computed based on the weighted average number of common and common equivalent shares outstanding; 956,937 shares in 1995, 950,190 shares in 1994, and 944,938 shares in 1993.
Common stock equivalents, which consist of common stock options, have only a minor dilutive effect (less than 3%) in 1995, 1994 and 1993.

Pending Accounting Pronouncements - SFAS No. 122, "Accounting for Mortgage Servicing Rights," requires separate capitalization of the costs of rights to service mortgage loans for others regardless of whether these rights are acquired through a purchase or loan origination activity. Adoption of this Statement is required as of January 1, 1996. Given the current level of the Company's mortgage banking activities, adoption of this Statement is not expected to have a material effect upon the Company's financial condition or results of operations.

SFAS No. 123, "Accounting for Stock Based Compensation", requires expanded disclosures of stock based compensation arrangements and encourages, but does not require, employers to adopt a fair value method of accounting for employee stock based compensation. While the Company has not yet determined the effect of this statement when it becomes effective in 1996, management does not expect that adoption of this statement will have a material effect upon the Company's financial condition or results of operations.

- --------------------------------------------------------------------------------

Reclassifications - Certain 1994 and 1993 amounts in the consolidated financial statements have been reclassified to conform with the 1995 presentation.



2. Cash and Due from Banks

The Bank is required by Federal regulation to maintain average cash reserve balances. Throughout 1995, daily cash reserves and compensating balances served to satisfy this requirement and averaged approximately $2,068,000.



3. Securities


The aggregate amortized cost and fair values of securities held-to-maturity and securities available-for-sale at December 31, are summarized as follows (in thousands):


                                                           1995
                                         Amortized    Gross Unrealized     Fair
                                           Cost       Gains   (Losses)    Value
================================================================================
SECURITIES HELD-TO-MATURITY
U.S. Treasury securities                  $ 6,054     $124     $ (1)     $ 6,177
Mortgage-backed securities of
  U.S. Government agencies                  5,582       59       (8)       5,633
Obligations of states and
  political subdivisions                    2,444       53      (13)       2,484
- --------------------------------------------------------------------------------
Total                                     $14,080     $236     $(22)     $14,294
================================================================================
SECURITIES AVAILABLE-FOR-SALE
U.S. Treasury securities                  $16,325     $ 56     $--       $16,381
Mortgage-backed securities of
  U.S. Government agencies                  4,029       28      (14)       4,043
Other                                          59      --        (1)          58
- --------------------------------------------------------------------------------
Total                                     $20,413     $ 84     $(15)     $20,482
================================================================================

                                                          VILLAGE BANCORP, INC.
                                    PAGE 27                  1995 ANNUAL REPORT

[GRAPHIC] ----------------------------------------------------------------------

                  Notes to Consolidated Financial Statements
                  (continued)

                                                          1994
                                         Amortized    Gross Unrealized     Fair
                                           Cost       Gains   (Losses)    Value
================================================================================
SECURITIES HELD-TO-MATURITY
U.S. Treasury securities                  $15,340     $(176)   $--       $15,164
U.S. Agencies                                 249      --       --           249
Mortgage-backed securities of
  U.S. Government agencies                  6,396     (391)     --         6,005
Obligations of states and
  political subdivisions                    2,323      (96)     --         2,227
- --------------------------------------------------------------------------------
Total                                     $24,308     $(663)   $--       $23,645
================================================================================
SECURITIES AVAILABLE-FOR-SALE
U.S. Treasury securities                  $ 6,749     $(17)    $--       $ 6,732
Mortgage-backed securities of
   U.S.  Government agencies                4,641     (136)     --         4,505
Corporate securities                          176      --       --           176
Other                                         100       (4)     --            96
- --------------------------------------------------------------------------------
Total                                     $11,666     $(157)   $--       $11,509
================================================================================


At December 31, 1995, securities with an amortized cost of $614,000 and a fair value of $628,000 were pledged to secure public funds and for other purposes as required by law and banking regulation. Gross gains on sales of securities in 1995, 1994 and 1993 were $77,000, $0 and $10,000, respectively, and gross losses were $7,000, $0 and $0.

The amortized cost and fair value of securities at December 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                     (In thousands)
                                                   December 31, 1995
================================================================================
                                       Available-for-sale     Held-to-maturity
                                       Amortized    Fair     Amortized    Fair
       Maturity                           Cost      Value      Cost       Value
================================================================================

Within 1 year                           $18,071    $18,121    $ 2,349    $ 2,372
After 1 but within 5 years                  467        467     10,252     10,402
After 5 but within 10 years               1,273      1,304      1,259      1,284
After 10 years                              602        590        220        236
- --------------------------------------------------------------------------------
Totals                                  $20,413    $20,482    $14,080    $14,294
================================================================================

In December 1995, the Company transferred a security having a fair value of $353,000 (carrying value of $336,000) from its "held-to-maturity" securities to its portfolio of "available-for-sale" securities. This was done to respond to changes in the interest rate environment and to align the Companys's interest rate gap position.

This transfer was made in accordance with FASB's "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" issued in November 1995. Concurrent with the adoption of this guidance, corporations were permitted through December 31, 1995, to reclassify their "available-for-sale" and "held-to-maturity" securities without calling into question the past intent of an entity to hold securities to maturity.

As this security was sold before year-end the gain on the sale was reflected in the Company's results of operations.

- --------------------------------------------------------------------------------

4. Loans


The composition of the loan portfolio is summarized as follows:

                                                             (In thousands)
                                                               December 31,
                                                           1995           1994
===============================================================================
Real estate - mortgage and home equity                  $  88,647     $  85,123
Real estate - construction and land development             7,737         4,787
Installment and consumer credit                            10,562         8,139
Commercial and financial                                   12,892         8,657
                                                                            ---
- -------------------------------------------------------------------------------
Total loans                                               119,838       106,706

Deferred loan fees                                           (247)         (381)
Allowance for loan losses                                  (1,311)       (1,551)
                                                                            ---
- -------------------------------------------------------------------------------
Loans - net                                             $ 118,280     $ 104,774
===============================================================================

In the normal course of business there are outstanding various commitments and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the financial statements. Such commitments involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The Bank controls these risks through credit approvals, limits and monitoring procedures. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 1995, existing commitments were as follows: commitments to originate loans - $10,901,000, unused revolving lines of credit on residential properties, including home equity - $10,564,000, unused revolving lines of credit on commercial real estate and construction - $5,822,000, stand by letters of credit - $2,081,000 and unused consumer lines of credit - $2,055,000. At December 31, 1994, these commitments were as follows: commitments to originate loans - $9,778,000, unused revolving lines of credit on residential properties, including home equity - $10,676,000, unused revolving lines of credit on commercial real estate and construction - $3,845,000, stand by letters of credit - $2,254,000 and unused consumer lines of credit $1,777,000.

Substantially all of the Bank commercial and residential lending activities are with customers located in Fairfield and Litchfield Counties, Connecticut. Although lending activities are diversified, a substantial portion of many Bank customers' net worth is dependent on local real estate values.

The Bank has established credit policies applicable to each type of lending activity in which it engages, evaluates the credit-worthiness of each customer and, in most cases, lend up to 80% of the fair value of the collateral, depending on the Bank's evaluation of the borrowers' creditworthiness. The fair value of collateral is monitored on an ongoing basis and additional collateral is obtained when warranted. Real estate is the primary form of collateral. While collateral provides assurance as a secondary source of repayment, the Bank ordinarily requires the primary source of repayment to be based on the borrower's ability to generate continuing cash flows.

Changes in the allowance for loan losses are summarized as follows:

                                                      (In thousands)
                                                  Year Ended December 31,
                                            1995           1994           1993
===============================================================================
Balance, beginning of year                $ 1,551        $ 1,713        $ 1,556
Provision for loan losses
charged to operating expense                  210            311             45
Loans charged off                            (464)          (516)          (203)
Recoveries on loans
previously charged off                         14             43            315
- -------------------------------------------------------------------------------
Balance, end of year                      $ 1,311        $ 1,551        $ 1,713
===============================================================================

                                                          VILLAGE BANCORP, INC.
                                    PAGE 29                  1995 ANNUAL REPORT

[GRAPHIC] ----------------------------------------------------------------------

                  Notes to Consolidated Financial Statements
                  (continued)

For management purposes, portions of this allowance are allocated to segments of the loan portfolio based on perceived credit risks. At December 31, 1995, management allocated $491,000 of the balance in the allowance for loan losses to specific credit risks and $820,000 is considered to be an unallocated or general allowance. This unallocated allowance is considered to be capital for purposes of determining compliance with certain regulatory capital standards (see Note
7).

The principal portion of loans delinquent as to principal or interest for ninety days or more, including nonaccrual loans, is as follows:

                                                               (In thousands)
                                                                 December 31,
                                                              1995         1994
================================================================================
Loans 90 days or more past due:
Real estate-mortgage and home equity                          $686          $293
Installment and consumer credit                                150            11
Commercial and financial                                       --            250
- --------------------------------------------------------------------------------
Total                                                         $836          $554
================================================================================

At December 31, 1995 and 1994 there were $0 and $120,000, respectively, of restructured loans. Loans on which interest is not being accrued aggregated approximately $606,000 and $240,000 at December 31, 1995 and 1994, respectively. The Bank would have recorded an additional $51,000, $55,000 and $87,000 of gross interest income in 1995, 1994 and 1993, respectively, if nonaccrual loans had been current. Furthermore, another $8,000 would have been recorded on restructured loans in 1994. At December 31, 1995, there were no commitments to lend additional funds to borrowers whose loans are classified as nonaccrual or were restructured.

As described in Note 1, effective January 1, 1995, the Company adopted a new accounting standard which defines when certain loans are considered to be impaired and requires such loans to be measured at fair value. The recorded investment in loans that are considered to be impaired at December 31, 1995 was $636,000. Included in this amount is $636,000 of impaired loans for which specific valuation allowances of $180,000 have been established. During 1995 the average recorded investment in impaired loans was approximately $496,000. No interest income was recognized on impaired loans, either on the accrual or on the cash basis method of interest recognition. During 1995, one impaired loan had a partial write-off totaling $51,000. Generally, the fair value of the above loans was determined using the fair value of the underlying collateral.


5. Bank Premises and Equipment

Bank  premises  and  equipment,  at  cost,  and  accumulated   depreciation  and
amortization are summarized as follows:

                                                              (In thousands)
                                                               December 31,
                                                           1995           1994
===============================================================================
Land                                                     $   175        $   175
===============================================================================
Premises                                                   1,577          1,548
Equipment                                                  1,792          1,685
Leasehold improvements                                       359            346
- -------------------------------------------------------------------------------
Total                                                      3,903          3,754
Accumulated depreciation and amortization                 (2,353)        (2,118)
- -------------------------------------------------------------------------------
Bank premises and equipment - net                        $ 1,550        $ 1,636
===============================================================================

The Bank announced plans to build a three-story, 17,000 square foot building on Parcel 3 of the Danbury Redevelopment Area on National Place, in Danbury, Connecticut. All necessary approvals to build and open this office have been received. Construction is expected to begin near the end of the first quarter of 1996, with completion in late 1996 or early 1997. The first floor will contain a branch office with the back office deposit operations department occupying the second floor.

 6. Deposits

Included  in  interest   bearing   deposits  are   certificates  of  deposit  in
denominations of $100,000 or more. These certificates and their remaining maturities are as follows:
                                                             (In Thousands)
                                                               December 31,
                                                           1995            1994
================================================================================
Three months or less                                      $1,452          $4,074
Over three through six months                              2,696           1,412
Over six through twelve months                             1,389           1,006
Over twelve months                                           844             429
- --------------------------------------------------------------------------------
Total                                                     $6,381          $6,921
================================================================================

NOW accounts, included in interest bearing deposit liabilities, were $36,928,000 and $38,089,000 at December 31, 1995 and 1994, respectively.


7. Stockholders' Equity

Under the Company's stock option plans, key personnel have been granted options to purchase common stock. At December 31, 1995 and 1994, outstanding options, giving effect to stock dividends, aggregated 14,600 and 21,663 shares, respectively, at prices ranging from $8.67 to $15.00 per share. At December 31, 1995, options to purchase 14,600 shares were exercisable and 45,455 shares were reserved for issuance in connection with the stock option plans. During 1995 and 1994, 3,999 and 4,340 shares, respectively, were issued through the exercise of stock options. There were no exercises of options during 1993.

Federal bank agencies have established minimum capital standards for banking institutions. Regulatory restrictions are imposed on institutions that fail to meet or exceed these standards. The following summarizes the minimum capital requirements and the Company's capital position at December 31, 1995:

                  Capital                  Company's Capital      Minimum
                 Standard                       Position     Capital Requirement
===============================================================================
Total capital to risk weighted assets           14.68%              8.0%
===============================================================================
Tier 1 capital to risk weighted assets          13.87               4.0
===============================================================================

The capital requirements described above were developed to be responsive to credit risk. Banks are subject to various other risks, such as those associated with interest rate fluctuations, operational risk and asset concentrations. During 1990, the bank regulatory authorities adopted a Tier 1 capital-to-average assets requirement (leverage ratio) that is intended to address these additional risks and works in tandem with the other requirements. Banks evaluated by the bank regulators as being strong banking organizations are required to have a minimum leverage ratio of 3%, while the requirement for others ranges upward to 5%. At December 31, 1995, the Company's leverage ratio of 8.37% exceeded this requirement.


8. Income Taxes

As described in Note 1, the Company adopted SFAS No. 109 as of January 1, 1993. SFAS No. 109 establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting for income taxes.

                                                           VILLAGE BANCORP, INC.
                                    PAGE 31                  1995 ANNUAL REPORT

[GRAPHIC] ----------------------------------------------------------------------

                  Notes to Consolidated Financial Statements
                  (continued)

A reconciliation of the income tax provision to the amount computed using the statutory federal tax rate is as follows:

                                                         (Dollar amounts in thousands)
                                                             Year Ended December 31,
                                                          1995        1994       1993
=====================================================================================
Income tax at 34% of pre-tax income                       $ 782      $ 484      $ 560
Connecticut corporation tax,net of federal tax benefit      171        133        134
Effect of tax-exempt income                                 (38)       (31)       (26)
Merger expenses                                               5         69         12
Change in valuation allowance                              --          (59)      --
Net difference in book and tax bases of banks' assets      --           67       --
Other items, net                                             64         56        (28)
- -------------------------------------------------------------------------------------
Provision for income taxes                                $ 984      $ 719      $ 652
=====================================================================================
Effective rate                                             42.7%      50.4%      39.6%
=====================================================================================


The components of the provision for income taxes are as follows:

                                                            (In thousands)
                                                        Year Ended December 31,
                                                        1995     1994     1993
================================================================================
Current income taxes:
Federal                                                 $725    $ 494     $ 452
State                                                    259      190       202
- --------------------------------------------------------------------------------
Total                                                    984      684       654

Deferred federal income tax expense (benefit)
Federal                                                  --        81        (2)
State                                                    --        13      --
- --------------------------------------------------------------------------------
Total                                                    --        94        (2)

Change in valuation allowance                            --       (59)     --
- --------------------------------------------------------------------------------

Total provision for income taxes                        $984    $ 719     $ 652
================================================================================

- --------------------------------------------------------------------------------

In accordance with SFAS No. 109, deferred income tax assets and liabilities at December 31, 1995 and 1994 reflect the impact of temporary differences between values recorded as assets and liabilities for financial reporting purposes and values utilized for remeasurement in accordance with the tax laws. The tax effects of temporary differences giving rise to the Company's deferred tax assets and liabilities are as follows:
                                                             (In thousands)
                                                              December 31,
                                                         1995             1994
===============================================================================
Deferred tax assets:
Allowance for loan losses                              $   394          $   376
Deferred loan fees                                         115              193
Deferred compensation                                       48               55
Net operating loss                                         730              797
Other                                                        9               38
- -------------------------------------------------------------------------------
Total                                                    1,296            1,459
- -------------------------------------------------------------------------------
Deferred tax liabilities:
Unrealized losses on securities                             28             --
Treasury securities                                        148              159
Depreciation                                               177              118
- -------------------------------------------------------------------------------
Total                                                      353              277
- -------------------------------------------------------------------------------
Valuation allowance                                       (635)            (846)
- -------------------------------------------------------------------------------
Net deferred tax assets                                $   308          $   336
===============================================================================

The Company has net operating loss carryforwards for federal income tax purposes at December 31, 1995 of approximately $1,900,000 expiring in years 2003 through 2008.

9. Employee Benefit Plan


The Bank has an incentive savings plan under Section 401(k) of the Internal Revenue Code. Employees are eligible to participate after one year of continuous service. The plan allows participating employees to defer up to 14% of their compensation on a pre-tax basis through contributions to the plan. In accordance with the provisions of the plan, the Bank matches up to 6% of the employee contributions with a percentage determined by the Board of directors. Matching contributions of $38,600, $53,300 and $61,600 were charged to operating expenses in 1995, 1994 and 1993, respectively.



10. Village Bancorp, Inc. (Parent Company Only) Condensed Financial Statements

Condensed balance sheets are as follows:
                                                             (In thousands)
                                                              December 31,
                                                        1995              1994
================================================================================
ASSETS
- --------------------------------------------------------------------------------
Investment in subsidiary                               $14,101           $12,979
Other assets                                                75                75
- --------------------------------------------------------------------------------
TOTAL ASSETS                                           $14,176           $13,054
================================================================================
STOCKHOLDERS' EQUITY                                   $14,176           $13,054
================================================================================


                                                           VILLAGE BANCORP, INC.
                                    PAGE 33                  1995 ANNUAL REPORT

[GRAPHIC] ----------------------------------------------------------------------

                  Notes to Consolidated Financial Statements
                  (continued)

Condensed operating results are as follows:

(In thousands)
                                                        Year Ended December 31,
                                                       1995       1994      1993
================================================================================
Dividend income from Bank                             $  455    $ 1,344     $449
Equity in undistributed income of subsidiary             861       (712)     545
Income tax benefit from NOL carryforwards               --           75      --
- --------------------------------------------------------------------------------
Net income                                            $1,316    $   707     $994
================================================================================

Condensed statements of cash flows are as follows:

                                                          (In thousands)
                                                      Year Ended December 31,
                                                    1995       1994        1993
================================================================================

OPERATING ACTIVITIES:
Net income                                        $ 1,316     $   707     $ 994
Equity in undistributed income of subsidiary         (861)        712      (545)
Income tax benefit from NOL carryforwards            --           (75)     --
- --------------------------------------------------------------------------------
Net cash provided by operating activities         $   455     $ 1,344     $ 449
================================================================================

INVESTING ACTIVITIES:
Investment in subsidiaries                        $   (35)    $  (842)      $--
- --------------------------------------------------------------------------------
Net cash used in investing activities             $   (35)    $  (842)      $--
================================================================================

FINANCING ACTIVITIES:
Cash dividends paid                               $  (455)    $  (544)    $(449)
Net proceeds from issuance of common
stock and capital contribution                         35          42      --
- --------------------------------------------------------------------------------
Net cash used in financing activities             $  (420)    $  (502)    $(449)
================================================================================


There are various restrictions which limit the ability of a bank subsidiary to transfer funds in the form of cash dividends, loans or advances to the parent company. Under Connecticut law, the approval of the primary regulator is required if the dividend declared by the bank in any year exceeds the net profits of that year combined with its retained net profits of the preceding two years.

In addition, the Bank is subject to restrictions under the Federal Reserve Act. These restrictions limit the transfer of funds to the parent company, in the form of loans or extensions of credit, investments and purchases of assets. Such transfers are limited in amount to 10% of the bank's capital and surplus. These transfers are also subject to various collateral requirements.


11. Related Party Transactions


Certain directors and executive officers, including their immediate families and companies in which they are principals, are loan customers of the Bank. Loans to these persons aggregated approximately $5,044,000 and $5,386,000 at December 31, 1995 and 1994, respectively. During 1995 new loans to related parties aggregated $13,291,000 and loan payments aggregated $13,633,000. The maximum amount of such loans outstanding during 1995 and 1994 was $10,394,000 and $10,743,000, respectively.

Two directors and four stockholders of the Company are partners in a joint venture which is leasing certain real estate to Village. The terms of such lease are described further in Note 12.

- --------------------------------------------------------------------------------

12. Commitments and Contingent Liabilities


In July 1985, the Bank entered into a five-year noncancelable, branch office lease arrangement. The lease contains a provision which allows for an annual adjustment to the minimum payment to reflect changes in the Consumer Price Index and a provision for two five-year renewal options. In October 1989, the Bank entered into a five year noncancelable, renewable sublease for a portion of this space at an annual rental of approximately $19,000 with an increase after the third year based on the Consumer Price Index.

In March 1993, the Bank entered into a five-year noncancelable, office lease arrangement with related parties (see Note 11). Minimum payments under this operating lease started at $82,400 a year. The lease contains a provision which allows for a five percent annual increase and provides for two five-year renewal options.

The Bank is leasing space for its Danbury office under a lease agreement that extends through November 30, 1996. The lease agreement provides for two renewal options which extend for five years each.

Total rent expense for 1995, 1994 and 1993 was $248,000,  $221,000 and $198,000,
respectively, which amounts are net of $19,000, $20,000 and $19,000 of sublease income.

Prior to considering sublease income, future minimum lease payments at December 31, 1995 are as follows:


            Year Ending December 31,                     Amount
                                                     (in thousands)
================================================================================
                      1996                              $  190
                      1997                                 150
                      1998                                 137
                      1999                                  54
                      2000                                  54
- --------------------------------------------------------------------------------
                      Total                             $  585
================================================================================

13. Estimated Fair Value of Financial Instruments


SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of the estimated fair values of certain financial instruments. Estimated fair values are as of December 31, 1995 and 1994 and have been determined using available market information and various valuation estimation methodologies. Considerable judgment is required to interpret the effects on fair value of such items as future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company would realize in a current market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the determination of the estimated fair values.

                                                  As of December 31,
                                            1995                    1994
                                                Estimated              Estimated
                                    Carrying      Fair      Carrying     Fair
                                     Amount       Value      Amount      Value
================================================================================
Assets:                                          (In Thousands)
Cash and cash equivalents           $ 17,325    $ 17,325    $ 12,893    $ 12,893
Securities                            34,562      34,776      35,817      35,154
Loans                                117,674     118,660     104,534     105,704
Accrued income receivable              1,275       1,275       1,173       1,173

Liabilities:
Deposits without stated maturities   100,907     100,907     106,771     106,771
Time deposits                         57,632      57,618      36,650      36,583
Accrued interest payable               1,160       1,160         334         334
================================================================================


                                                           VILLAGE BANCORP, INC.
                                    PAGE 35                  1995 ANNUAL REPORT

- --------------------------------------------------------------------------------

The fair value estimates presented above are based on pertinent information available to management as of December 31, 1995 and 1994. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since December 31, 1995 and, therefore, current estimates of fair value may differ significantly from the amounts presented above.

Fair value methods and assumptions are as follows:

Cash and Cash Equivalents, Accrued Income Receivable and Accrued Interest Payable - The carrying amount is a reasonable estimate of fair value.

Securities - The fair value of securities was estimated based on quoted market prices or dealer quotes, if available. If a quote is not available, fair value is estimated using quoted market prices for similar securities.

Loans - The fair value of fixed rate loans has been estimated by discounting projected cash flows using current rates for similar loans. For loans which reprice to market rates or mature within a one year time frame, the carrying amount is a reasonable estimate of fair value. The fair value of nonaccrual loans at December 31, 1994 was not estimated or included in the amounts shown above. The value of approximately $636,000 of impaired loans at December 31, 1995, is estimated to have a fair value of approximately $456,000. This estimate is very subjective and may not be indicative of what would be realized in a liquidation situation.

Deposits Without Stated Maturities - Under the provisions of SFAS No. 107, the estimated fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings accounts, NOW accounts, money market and checking accounts, is equal to the amount payable on demand.

Time Deposits - The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Off Balance Sheet Risk -As described in Note 4, the Company was a party to financial instruments with off-balance sheet risk at December 31, 1995. Such financial instruments consist of commitments to extend permanent financing and letters of credit. If the options are exercised by the prospective borrowers, these financial instruments will become interest-bearing assets of the Company. If the options expire, the Company retains any fees paid by the counterparty in order to obtain the commitment or guarantee. The fair value of commitments is estimated based upon fees currently charged to enter into similiar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate commitments, the fair value estimation takes into consideration an interest rate risk factor. The fair value of guarantees and letters of credit is based on fees currently charged for similiar agreements. The fair value of these off-balance sheet items at December 31, 1995 and 1994, respectively, approximates the recorded amounts of the related fees, which are not material. The Company has not engaged in hedge transactions such as interest rate futures contracts or interest rate swaps.

[GRAPHIC] ----------------------------------------------------------------------

                 Officers, Board of Directors &
                 Advisory Board of Directors

- --------------------------------------------------------------------------------
Village Bancorp, Inc.


OFFICERS
Edward J. Hannafin, Chairman of the Board
Nicholas R. DiNapoli, Vice Chairman of the Board
Enrico J. Addessi, Secretary of the Board
Robert V. Macklin, President & Chief Executive Officer
James R. Umbarger, Executive Vice President & Treasurer

BOARD OF DIRECTORS
Enrico J. Addessi, Treasurer - Addessi Jewelers, Inc.
Jose P. Boa, President - Diversified Maintenance Corporation
Richard O. Carey, Owner - Connecticut Land Company
Madeline F. Contegni, Partner - Prudential Prime Properties
Jeanne M. Cook, Owner - Jeanne Cook Travel Services
Nicholas R. DiNapoli, President - DiNapoli Development
         Company, Inc.
Edward J. Hannafin, Attorney - (Principal) Cutsumpas,
         Collins, Hannafin, Garmella, Jaber & Tuozzolo, P.C.
Joseph L. Knapp, President - Knapp Brothers, Inc.
Carl H. Lecher, President - Carl Lecher, Inc.
Robert V. Macklin, President - Village Bancorp, Inc.
Antonio M. Resendes, Department Head - Henry Abbot
         Technical School
Thomas F. Reynolds, Partner - Reynolds & Rowella, CPA Robert Scala, Vice President - The Elms Inn, Inc.

- --------------------------------------------------------------------------------
The Village Bank & Trust Company

OFFICERS
Edward J. Hannafin, Chairman of the Board
Nicholas R. DiNapoli, Vice Chairman of the Board
Robert V. Macklin, President & Chief Executive Officer
Enrico J. Addessi, Secretary of the Board
Robert Scala, Assistant Secretary of the Board
James R. Umbarger, Executive Vice President & Treasurer
Paul T. Budrow, Vice President
Dennis P. Clark, Vice President
George W. Hermann, Sr. Vice President
Deborah L. Roche, Vice President
Gerard P. Shpunt, Sr. Vice President & Controller
Elizabeth S. Arsenault, Assistant Vice President
Dolores F. Mezo, Assistant Vice President
Jane A. Port, Assistant Vice President
Jane Saunders, Assistant Vice President
Rita Sedor, Assistant Vice President
Richard Fink, Branch Office Administrator
Claudia K. St. John, Assistant Treasurer
Maura E. Saraceno, Assistant Treasurer
Paul M. Schmiedel, Assistant Treasurer
Laura S. Bornn, Banking Officer-Audit

BOARD OF DIRECTORS
Enrico J. Addessi, Treasurer - Addessi Jewelers, Inc.
Jose P. Boa, President - Diversified Maintenance Corporation Richard O. Carey, Owner - Connecticut Land Company
Madeline F. Contegni, Partner - Prudential Prime Properties Jeanne M. Cook, Owner - Jeanne Cook Travel Services
Nicholas R. DiNapoli, President - DiNapoli Development
    Company, Inc.
Edward J. Hannafin, Attorney - (Principal) Cutsumpas,
    Collins, Hannafin, Garamella, Jaber & Tuozzolo, P.C. Joseph L. Knapp, President - Knapp Brothers, Inc.
Carl H. Lecher, President - Carl Lecher, Inc.
Robert V. Macklin, President - Village Bancorp, Inc.
Antonio M. Resendes, Dept. Head - Henry Abbot Technical School Thomas F. Reynolds, Partner - Reynolds & Rowella, CPA
Robert Scala, Vice President - The Elms Inn, Inc.



                                                           VILLAGE BANCORP, INC.
                                    PAGE 37                  1995 ANNUAL REPORT

- --------------------------------------------------------------------------------


- --------------------------------------------------------------------------------
The Village Bank & Trust Company
(Continued)

ADVISORY BOARD OF DIRECTORS
Lewis J. Finch, Real Estate Investor - Chairman of the Board   Emeritus
James Belote, Teacher- Ridgefield Public Schools
Ray P. Boa, Principal - A&J Construction
Joseph Brunetti, Retired
Joseph F. Buzaid, Jr., Owner - Powerhouse Appliances
George Catha, President - Data Set Cable Company
George M. Cohan, Attorney - (Partner) Cohan & Kulawitz
Elie S. Coury, Attorney
John F. Coyle, Realtor - John F. Coyle Associates
Paul Dewitt, Owner - Economy Printing
Delfina do Nascimento, Co-Owner - N&T Enterprises
Eric G. Erhardt, President - Ridgefield European Motors, Inc.
Barry Finch, Realtor - Finch Associates
Patrick Fortin, Owner - Pat's Sales & Service, Inc.
Dr. Joshua Friedman, President - Electro-Lite Corporation
Morley M. Goldberg, M.D. - Physician
Clark A. Heydon, Jr., D.D.S. - Orthodontist
Carmine Iapaluccio. Jr., Owner - C. Iapaluccio, Co.
George Kaufman, President - International Tire Warehouses, Inc.
Nicholas M. Lacava, Owner - Asco Supply Company, Inc.
Edward J. Manzi, President - Woodbury Insurance
Joseph F. Millett, Owner - The Winners Circle
Fred P. Montanari, Real Estate Investor
Abraham Morelli, Jr., President - Morelli's Inc.
Thomas B. Nash, Publisher - The Acorn Press
Louis Nazzaro, Partner - Nazzaro Contracting
Del Overby, Community Leader
R. David Piersall, Real Estate Investor
Gino B. Poverari, Retired
Gerald A. Rabin, Owner - Ridgefield Hardware Company
Octavio Rebelo, Owner - Rebelo's  Realty
Henry A. Rost, Jr., President - Realty Seven, Inc.
Robert J. Sharp, President - Newman/Sharp Racing, Inc.
Jeffery Sienkiewicz, Attorney - (Partner) Sienkiewicz & McKenna
Thomas M. Sinchak, Attorney
Wayne Skelly,  Zoning Enforcement Officer - City of Danbury
John Spatola, Self Employed
O.H. Stark, Marketing Consultant
Donald C. Sturges, Partner - Sturges Bros. Inc.
William W. Sullivan, Attorney - (Partner) Sullivan & Biraglia, P.C. Luis A. Tomas, Owner - European's Furniture
Gino Torcellini, Retired
Valentine Ventura, Owner - Plante Brothers
Gerry Ward, President - Gerry Ward & Associates

- --------------------------------------------------------------------------------

                                                 Capital Stock, Annual Meeting &
                                               Request for Financial Information

Capital Stock

Village Bancorp, Inc. is listed on the NASDAQ SmallCap Market. The prices of the Company's common stock as quoted by NASDAQ and the fividends paid during 1995 and 1994 are as follows

                            1995                               1994
                   Bid      Ask      Dividend        Bid       Ask     Dividend
                   ---      ---      --------        ---       ---     --------
1st Quarter      $12.00   $12.75   $.11/Shares     $12.125   $12.50   $.30/Share
2nd Quarter      $12.75   $13.50   $.11/Shares     $11.625   $12.50   $.11/Share
3rd Quarter      $13.375  $13.75   $.11/Shares     $12.00    $12.75   $.11/Share
4th Quarter      $19.25   $21.00   $.15/Shares     $11.75    $12.75   $.11/Share

As of December 31, 1995 there were 1,256 stockholders of record.

Annual Meeting
The Company's annual meeting will be held on Monday April 29, 1996, 8:00 PM at The Village Bank & Trust Company, 25 Prospect Street, Ridgefield, Connecticut. Stockholders who cannot attend are urged to exercise their right to vote by proxy.

Request for Financial Information
The Company will provide without charge to each stockholder, upon written request, a copy of the Company's Annual Report on Form 10-K. Written requests should be directed to Enrico J. Addessi, Secretary, c/o Village Bancorp, Inc., P.O. Box 366, Ridgefield, CT 06877.

This Statement has not been reviewed, nor confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.



                                                           VILLAGE BANCORP, INC.
                                    PAGE 39                  1995 ANNUAL REPORT

[GRAPHIC] ----------------------------------------------------------------------

                 The Village Bank & Trust Company
                 Branch Locations

 ................................................................................
25 Prospect Street                 Office       9:00 am - 3:00 pm          M-Th
Ridgefield, CT 06877                            9:00 am - 6:00 pm          F
Manager: Maura Saraceno                         9:00 am - 12:00 pm         S
(203)438-9551                   Drive-up        8:00 am - 8:00 pm          M-F
                                                9:00 am - 12:00 pm         S

- --------------------------------------------------------------------------------
219 Town Green                     Office       8:00 am - 4:00 pm          M-Th
Wilton, CT 06897                                8:00 am - 7:00 pm          F
Manager: Rita Sedor                             9:00 am - 12:00 pm         S
(203)762-8409                Drive-up ATM       24 Hours

- --------------------------------------------------------------------------------
54 Bridge Street                   Office       9:00 am - 3:00 pm          M-Th
New Milford, CT 06776                           9:00 am - 6:00 pm          F
Manager:  Paul Schmiedel                        9:00 am - 12:00 pm         S
(203)350-3460                   Drive-up        8:00 am - 8:00 pm          M-F
                                                9:00 am - 12:00 pm         S

- --------------------------------------------------------------------------------
28 Shelter Rock Road               Office       9:00 am - 3:00 pm          M-Th
Danbury, CT 06810                               9:00 am - 6:00 pm          F
Manager: Dolores Mezo                           9:00 am - 12:00 pm         S
(203)798-9696                   Drive-up        8:00 am - 8:00 pm          M-F
                                                9:00 am - 12:00 pm         S
 ................................................................................

All offices have 24 hour Village Banker ATMs.