Form 10-Q
period 1996-03-31
VILLAGE BANCORP INC
filed 1996-05-15
CIK 715148

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549



                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                           COMMISSION FILE NO. 0-11786


                              VILLAGE BANCORP, INC.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         Connecticut                                 06-1076844
- -------------------------------           --------------------------------------
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                  Identification Number)


                25 Prospect Street Ridgefield, Connecticut 06877
- --------------------------------------------------------------------------------
              (Address of principal executive offices and Zip Code)


Registrant's telephone number, including area code    (203) 438-9551
                                                    ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES   X              NO
                           ------              ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



            Class                       Outstanding at April 30, 1996
- ------------------------------         -----------------------------------------
 Common Stock, $3.33 Par Value                   950,817 shares

                              VILLAGE BANCORP, INC.

                                TABLE OF CONTENTS


                                                                PAGE NO.

                                                                --------
PART  I.  FINANCIAL INFORMATION:


    ITEM 1.  Financial Statements

        Condensed Consolidated Balance Sheets
          March 31, 1996 and December 31, 1995 (unaudited). . . . . . 1


        Condensed Condolidated Statements of Income For The
          Three Months Ended March 31, 1996 and 1995 (unaudited). . . 2


        Condensed Consolidated Statements of Cash Flows For The
          Three Months Ended March 31, 1996 and 1995 (unaudited). . . 3


        Notes to Condensed Consolidated Financial Statements
          (unaudited). . . . . . . . . . . . . . . . . . . .  . . . . 4


    ITEM 2.  Management's Discussion and Analysis of Financial
               Condition  and Results of  Operations . . .. . . . . . 7


PART II.  OTHER INFORMATION:

    ITEM 1.    Legal Proceedings . . . . . . . . . . . . . . . . . . 10

    ITEM 2.    Changes in Securities . . . . . . . . . . . . . . . . 10

    ITEM 3.    Defaults Upon Senior Securities . . . . . . . . . . . 10

    ITEM 4.    Results of votes of Security holders. . . . . . . . . 10

    ITEM 5.    Other Information . . . . . . . . . . . . . . . . . . 11

    ITEM 6.    (a).  Exhibits. . . . . . . . . . . . . . . . . . . . 11

               (b).  Reports on Form 8-K . . . . . . . . . . . . . . 11

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

VILLAGE BANCORP, INC.

- --------------------------------------------------------------------------------

PART  I. - FINANCIAL INFORMATION

VILLAGE BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - (UNAUDITED)
- --------------------------------------------------------------------------------

ASSETS                                     March 31, 1996   Dec. 31, 1995
- ------                                     --------------   -------------
                                                  (In thousands)

Cash and due from banks                      $  8,538         $  9,125
Federal funds sold                              9,750            8,200
                                              -------          -------
Total cash and cash equivalents                18,288           17,325

Securities:
   Available-for-sale, at fair value           16,482           20,482
  Held-to-maturity, at amortized cost (fair
  value of $22,758 at March 31, 1996 and
  $14,294 at December 31, 1995)                22,827           14,080

Loans, net of deferred loan fees - Note C     118,280          119,591
Allowance for loan losses                      (1,328)          (1,311)
                                              -------          -------
Loans - net                                   116,952          118,280

Loans held for sale                               317              552
Bank premises and equipment - net               1,525            1,550
Accrued interest and other assets               2,338            2,008
                                              -------          -------

TOTAL ASSETS                                 $178,729         $174,277
                                             ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Noninterest bearing                       $ 15,402         $ 17,265
   Interest bearing                           146,938          141,274
                                              -------          -------
   Total deposits                             162,340          158,539

Accrued interest payable                        1,396            1,161
Other liabilities                                 637              429
                                              -------          -------

   Total liabilities                          164,373          160,129
                                              -------          -------

Stockholders' Equity:
   Common stock,  par value  $3.33 per share;
     authorized  -  2,000,000  shares, issued
     and outstanding, 950,817 at March 31,
     1996 and 950,317 at Dec. 31, 1995          3,167            3,165
   Additional paid-in capital                   7,986            7,982
   Retained earnings                            3,209            2,960
   Net unrealized losses on available-
     for-sale securities                           (6)              41
                                              -------          -------

   Total stockholders' equity                  14,356           14,148
                                              -------          -------

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY    $178,729         $174,277
                                             ========         ========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VILLAGE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
- --------------------------------------------------------------------------------

                                          THREE MONTHS ENDED MARCH 31,
                                             1996             1995
                                             ----             ----
                                     (In thousands, except per share data)
INTEREST INCOME:
   Loans, including fees                   $2,648            $2,296
   Securities:
     Taxable                                  483               473
     Tax-exempt                                29                29
   Federal funds sold                         133                40
                                            -----             -----

   Total interest income                    3,293             2,838

INTEREST EXPENSE ON DEPOSITS                1,328               934
                                            -----             -----

NET INTEREST INCOME                         1,965             1,904

PROVISION FOR LOAN LOSSES                      30                50
                                            -----             -----

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                          1,935             1,854
                                            -----             -----

OTHER INCOME:
   Security gains/(losses) - net                -                (2)
   Other operating income                     121               136
                                            -----             -----
   Total other income                         121               134
                                            -----             -----

OTHER EXPENSES:
   Salaries and employee benefits             781               733
   Net occupancy                              153               139
   Furniture and equipment                     70                73
   Data processing services                   129               118
   Regulatory assessments                       1                54
   Printing, stationery and supplies           43                52
   Other operating expenses                   269               243
                                            -----             -----
   Total other expenses                     1,446             1,412
                                            -----             -----

INCOME BEFORE PROVISION FOR INCOME TAXES      610               576
PROVISION FOR INCOME TAXES                    218               240
                                            -----             -----

NET INCOME                                 $  392            $  336
                                           ======            ======


PER SHARE DATA - Note E:
Cash dividends declared                    $  .15            $  .11
Net income                                 $  .41            $  .35
Number of shares outstanding               950,817           946,949


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VILLAGE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
- --------------------------------------------------------------------------------
                                                                Three Months
                                                               Ended March 31,
                                                               1996      1995
                                                               ----      ----
                                                               (In thousands)
OPERATING ACTIVITIES:
Net income                                                 $   392     $   336
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
   Provision for loan losses                                    30          50
   Provision for depreciation and amortization                  61          60
   (Accretion)/amortization of security
    premiums/discounts - net                                  (151)        (73)
   Net (decrease) increase in deferred loan fees               (39)         44
   Increase in interest payable                                235         378
   Increase in accrued income and other assets                (297)       (258)
   Increase in other liabilities                               208         220
   Origination of loans for sale                            (3,367)       (333)
   Proceeds from sales of loans                              3,602         333
                                                            ------      ------

Net cash provided by operating activities                      674         757
                                                            ------      ------

INVESTING ACTIVITIES:
Proceeds from sales of available-for-sale securities             -       1,998
Proceeds from maturities of available-for-sale securities    4,086         345
Proceeds from maturities of held-to-maturity securities        501       4,801
Purchases of held-to-maturity securities                    (9,263)        (97)
Net decrease (increase) in loans                             1,337      (7,125)
Purchases of premises and equipment                            (36)        (19)
                                                            ------      ------

Net cash used in investing activities                       (3,375)        (97)
                                                            ------      ------

FINANCING ACTIVITIES:
Net increase (decrease) in deposits                          3,801      (2,013)
Cash dividends                                                (143)       (104)
Net proceeds from issuance of common stock                       6           -
                                                            ------      ------

Net cash provided (used) by financing activities             3,664      (2,117)
                                                            ------      ------


INCREASE IN CASH AND CASH EQUIVALENTS                          963      (1,457)
                                                            ------      ------

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                17,325      12,893
                                                            ------      ------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $18,288     $11,436
                                                           =======     =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest paid on deposits                               $ 1,093     $   556
   Tax payments                                                118          86
   Net unrealized (losses) gain on available-for-sale
    securities, net of tax                                     (47)        134


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VILLAGE BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
- --------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary, consisting only of normal recurring accruals, to present fairly the financial position, the results of operations, cash flows and the changes in financial position of Village Bancorp, Inc. ("Company") for the periods presented. In preparing such financial statements, management is required to make estimates and assumptions that effect the reported amounts. Actual results could differ significantly from those estimates.

The Company's consolidated financial statements include The Village Bank & Trust Company ("Village") and have been prepared in accordance with generally accepted accounting principles and conform with predominant practices used within the banking industry.

The consolidated financial statements include the accounts of Village Bancorp, Inc. and its wholly owned sudsidiary, The Village Bank & Trust Company, which is engaged in the business of commercial banking. The Company operates four branch banking offices in Fairfield and Litchfield counties in Connecticut, and is principally engaged in lending and deposit gathering activities within these counties.

While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's 1995 annual report.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans and encourages, but does not require, entities to adopt that method in place of the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," for all arrangements under which employees receive shares of stock or other equity instuments of the employer or the employer incurs liabilities to employees in amounts based on the price of the stock. SFAS No. 123 also establishes fair value as the measurement basis for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The accounting provisions of SFAS No. 123 are effective for transactions entered into after December 15, 1995. Effective January 1, 1996, the Company adopted SFAS No. 123 and has decided that it will continue measuring compensation cost for employee stock compensation plans in accordance with the provisions of APB No. 25.

VILLAGE BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
(Continued)
- --------------------------------------------------------------------------------

(SFAS) No. 114, "Accounting for Impairment of a Loan," as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," which was adopted by the Company as of January 1, 1995, requires recognition of an impairment of a loan when it is probable that either the principal and/or interest are not collectible in accordance with the terms of the loan agreement. Adoption of these statements did not result in any adjustment to the allowance for loan losses as of January 1, 1995.


NOTE B - SECURITIES

The amortized cost and the approximate fair values of securities were as follows (in thousands):
                                                March 31, 1996
                               ------------------------------------------------
                               Amortized          Unrealized            Fair
                                 Cost           Gain       (Loss)       Value
                                 ----           ----       ------       -----
SECURITIES HELD-TO-MATURITY
U.S. Treasury Securities       $ 14,827       $  62       $ (111)      $ 14,778
U.S. Government Agency            5,489          25          (63)         5,451
Mortgage-backed securities
  of U.S. Government agencies        68           2            -             70
Obligations of states and
  political subdivisions          2,443          38          (22)         2,459
                                 ------       -----        -----         ------
TOTAL                          $ 22,827       $ 127       $ (196)      $ 22,758
                               ========       =====       =======      ========

SECURITIES AVAILABLE FOR SALE
U.S. Treasury Securities       $ 13,496       $   7       $  (18)      $ 13,485
U.S. Government Agency            2,002          11            -          2,013
Mortgage-backed securities
  of U.S. Government agencies       939           3          (12)           930
Other                                55           -           (1)            54
                                 ------       -----         ----         ------
TOTAL                          $ 16,492       $  21       $  (31)      $ 16,482
                               ========       =====       =======      ========


                                              December 31, 1995
                               ------------------------------------------------
                               Amortized         Unrealized             Fair
                                 Cost          Gain        (Loss)       Value
                                 ----          ----        ------       -----
SECURITIES HELD-TO-MATURITY
U.S. Treasury Securities       $  6,054       $ 124       $   (1)      $  6,177
Mortgage-backed securities
  of U.S. Government agencies     5,582          59           (8)         5,633
Obligations of states and
  political subdivisions          2,444          53          (13)         2,484
                                 ------       -----         ----         ------
TOTAL                          $ 14,080       $ 236       $  (22)      $ 14,294
                               ========       =====       =======      ========

VILLAGE BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
(Continued)
- --------------------------------------------------------------------------------

SECURITIES AVAILABLE FOR SALE
U.S. Treasury Securities       $ 16,325       $  56       $    -       $ 16,381
Mortgage-backed securities
  of U.S. Government agencies     4,029          28          (14)         4,043
Other                                59           -           (1)            58
                                 ------       -----         ----         ------
TOTAL                          $ 20,413       $  84       $  (15)      $ 20,482
                               ========       =====       =======      ========

At March 31, 1996 and December 31, 1995 securities with a book value of $895,000 and $614,000, respectively, were pledged to secure public deposits and for other purposes as required by law and banking regulation.


NOTE C - LOANS
                                  March 31, 1996         Dec. 31, 1995
                                              (In thousands)

Real estate                      $   94,182                $  96,384
Commercial and financial             11,675                   12,892
Installment and consumer credit      12,631                   10,562
Deferred loan fees                     (208)                    (247)
                                  ---------                ---------
Total                             $ 118,280                $ 119,591
                                  =========                =========


NOTE D - STANDBY LETTERS OF CREDIT

On March 31, 1996, standby letters of credit totaled $1,955,000.


NOTE E - STOCKHOLDERS' EQUITY

    An $.11 per share cash dividend was distributed February 3, 1995 to stockholders of record on January 23, 1995. A $.15 per share cash dividend was distributed February 2, 1996 to stockholders of record on January 19, 1996.


NOTE F - PENDING BUILDING

    The Bank announced plans to build a three-story, 17,000 square foot building on Parcel 3 of the Danbury Redevelopment Area on National Place, in Danbury, Connecticut. All necessary approvals to build and open this office have been received. Construction is expected to begin in the second quarter of 1996, with completion in early 1997. The first floor will contain a branch banking office with the back office deposit operations department occupying the second floor.

VILLAGE BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

GENERAL


   Village Bancorp, Inc. (Company) through its only subsidiary, The Village Bank & Trust Company (Village) had total assets of $178,729,000 on March 31, 1996 in comparison to total assets of $174,277,000 on December 31, 1995. This is an increase of $4,452,000 or 2.55%.

   For the three month periods ended March 31, 1995 and 1996, the Banks net earnings increased from $336,000 for the 1995 period to $392,000 for the 1996 period. Net interest income increased $61,000 from $1,904,000 for the 1995 period to $1,965,000 for the 1996 period.

The increase in net interest income is primarily attributable to an increase of $352,000 in loan interest income, along with an increase of $93,000 in federal funds sold interest, offset by an increase of $394,000 in interest expense on deposits.


ASSETS AND RELATED INCOME ANALYSIS

   Loans outstanding on March 31, 1996 totaled $118,280,000 which is a decrease of $1,311,000 (1.1%) from the $119,591,000 outstanding at December 31, 1995.
This decrease in loans is primarily due to the fact that a portion of the Bank's adjustable rate portfolio loans have been refinanced as fixed rate loans. The Bank generally sells fixed rate loans in the secondary market while retaining adjustable rate loans for portfolio. Other factors that attributed to this decrease are a softening of loan demand coupled with intense competition in the Banks trade areas. Loan income increased $352,000 (15.3%) from $2,296,000 at March 31, 1995 to $2,648,000 at March 31, 1996. This increase is due to an increase in average outstanding loans, from $109,633,000 in the 1995 period to $119,880,000 for the 1996 period coupled with an increase in the average rate earned, from 8.38% for the 1995 period to 8.84% for the 1996 period.

   Securities, which consists of securities held-to-maturity and securities available-for-sale, increased $4,747,000 (13.7%) from $34,562,000 at December 31, 1995 to $39,309,000 at March 31, 1996. Security income increased $10,000
(2.0%) from $502,000 in the period ending March 31, 1995 to $512,000 in the 1996 period. This increase resulted primarily from an increase in the average dollar amount

VILLAGE BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
- --------------------------------------------------------------------------------

outstanding from $32,598,000 for the 1995 period to $35,595,000 for the 1996 period, offset by a decrease in the average rate earned from 6.16% for the 1995 period to 5.75% for the 1996 period. The Company holds securities held-to-maturity until maturity and does not trade them. Securities classified as available-for-sale are used to compensate for liquidity forecasting deviations.

   Federal funds sold increased $1,550,000 (18.9%) from $8,200,000 at December 31, 1995 to $9,750,000 at March 31, 1996. Federal funds sold income increased $93,000 (232.5%) from $40,000 for the 1995 period to $133,000 for the 1996 period, primarily due to an increase in the average dollar amount outstanding from $2,662,000 in the 1995 period to $9,989,000 for the 1996 period, offset by a decrease in the average rate earned from 6.01% in the 1995 period to 5.33% in the 1996 period.


LIABILITIES AND RELATED EXPENSE ANALYSIS

   Deposits  increased  $3,801,000 (2.4%) from $158,539,000 at December 31, 1995 to $162,340,000 at March 31, 1996. Interest on deposits increased $394,000 (42.2%) from $934,000 for the 1995 period to $1,328,000 for the 1996 period.
This increase is primarily attributable to an increase in the average rate paid from 2.69% in the 1995 period to 3.33% in the 1996 period, coupled with an increase in the average outstandings from $138,842,000 for the 1995 period to $159,728,000 for the 1996 period.


LIQUIDITY

   Liquidity is the ability to provide funds for loan requests, unexpected deposit outflows and meeting other recurring financial obligations. Cash and cash equivalents at March 31, 1996 were $18,288,000 or 10.2% of total assets as compared to $17,325,000 or 9.9% of total assets at December 31, 1995. The Bank also maintains excess stored liquidity reserves to compensate for liquidity forecasting deviations. These reserves are comprised of investment grade securities that are highly marketable and liquid. The primary sources of liquidity, cash and due from banks and federal funds sold, have historically surpassed the liquidity needs of the Company. Management closely monitors the Bank's liquidity/cash flow position and does not anticipate any liquidity problems in the future.

VILLAGE BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
- --------------------------------------------------------------------------------

CAPITAL RESOURCES


The table below lists the minimum capital requirements along with the Bank's capital position at March 31, 1996:

  Capital                       Minimum Capital       Bank's Captial
 Standard                         Requirement           Position at
 --------                         -----------           -----------

Total capital to risk
weighted assets                      8.0%                  15.01%

Stockholders' equity to
risk weighted assets                 4.0%                  16.26%

Leverage ratio                    3.0 - 5.0 %               8.14%

VILLAGE BANCORP, INC.

- --------------------------------------------------------------------------------

PART II. - OTHER INFORMATION

VILLAGE BANCORP, INC.



PART II.  -  OTHER INFORMATION

Item 1.  Legal Proceedings                        Not Applicable

Item 2.  Changes in Securities                    Not Applicable

Item 3.  Defaults Upon Senior Securities          Not Applicable

Item 4.  Results of votes of security holders.

     (a) The Annual Meeting of Stockholders was held on April 29, 1996 at the offices of The Village Bank & Trust Company. There were no solicitations in opposition to any of management's nominees for directors or other motions acted on at the meeting.


     (b) To elect five members of the Board of Directors to serve until the Annual Meeting of Stockholders after their terms expire, or until their successors are duly elected and qualified.

     All nominees for Directors were elected to their terms:

     Enrico J. Addessi                        3 Year Term (1999)
     Jeanne M. Cook                           3 Year Term (1999)
     Joseph L. Knapp                          3 Year Term (1999)
     Thomas F. Reynolds                       3 Year Term (1999)
     Jose P. Boa                              1 Year Term (1997)

     Directors whose terms of office continued and the expiration date of their terms are as follows:

     Richard O. Carey                         1998
     Madeline F. Contegni                     1998
     Nicholas R. DiNapoli                     1997
     Edward J. Hannafin                       1997
     Carl H. Lecher                           1998
     Robert V. Macklin                        1997
     Antonio M. Resendes                      1998
     Robert Scala                             1998

     (c) To ratify the appointment of an independent public accountant (Deloitte & Touche LLP, Stamford, Connecticut) as auditors for 1996.

     Votes Cast
     ----------
        For                                   508,294
        Against                                 1,391
        Abstain                                 5,999

VILLAGE BANCORP, INC.

- --------------------------------------------------------------------------------

PART II.  -  OTHER INFORMATION - Continued


Item 5.  Other Information                        Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits - None

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Village Bancorp, Inc.
                                            ---------------------
                                                (Registrant)





Date:   May 14, 1996                /s/ Robert V. Macklin
      ----------------      -----------------------------------------
                                  Robert V. Macklin, President and
                                      Chief Executive Officer





Date:   May 14, 1996                /s/ James R. Umbarger
      ----------------      -----------------------------------------
                              James R. Umbarger, Executive Vice Pres.
                                   and Chief Financial Officer