Form 10-K/A
period 1995-12-31
VILLAGE BANCORP INC
filed 1996-06-25
CIK 715148

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

================================================================================

     This Form 10-K/A Amendment No. 1 to the Form 10-K of Village Bancorp, Inc. filed for the year ended December 31, 1995, amends and restates in its entirety the information required by Item 6 of Part II and Exhibit 27, Financial Data Schedule, in order to include Exhibit 27.

================================================================================

                              VILLAGE BANCORP, INC.
                                    FORM 10-K/A

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
