Form 10-Q/A
period 1996-03-31
VILLAGE BANCORP INC
filed 1996-06-25
CIK 715148

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549



                                   FORM 10-Q/A

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

================================================================================

     This Form 10-Q/A Amendment No. 1 to the Form 10-Q of Village Bancorp, Inc. filed for the quarterly period ended March 31, 1995, amends and restates in its entirety the information required by Item 6 of Part II and Exhibit 27, Financial Data Schedule, in order to include Exhibit 27.

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