Form 10-Q
period 1996-06-30
VILLAGE BANCORP INC
filed 1996-08-14
CIK 715148

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                               YES __X__   NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



            CLASS                                   OUTSTANDING AT JULY 31, 1996
COMMON STOCK, $3.33 PAR VALUE                               951,617 SHARES

                              VILLAGE BANCORP, INC.

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------


PART  I.  FINANCIAL INFORMATION:


        ITEM 1.  Financial Statements

             Condensed Consolidated Balance Sheets
                June 30, 1996 and December 31, 1995 (unaudited)  . . . . . .  1

             Condensed Consolidated Statements of Income For The
                Three Months Ended June 30, 1996 and 1995 (unaudited)
                Six Months Ended June 30, 1996 and 1995 (unaudited)  . . . .  2

             Condensed Consolidated Statements of Cash Flows For The
                Six Months Ended June 30, 1996 and 1995 (unaudited)  . . . .  3

             Notes to Condensed Consolidated Financial Statements
                (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . .  4


        ITEM 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations  . . . . . . . . . .  8



PART II.  OTHER INFORMATION:


        ITEM 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . 12

        ITEM 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . 12

        ITEM 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . 12

        ITEM 4.  Results of votes of Security Holders  . . . . . . . . . . . 12

        ITEM 5.  Other Information . . . . . . . . . . . . . . . . . . . . . 12

        ITEM 6.  (a).  Exhibits  . . . . . . . . . . . . . . . . . . . . . . 12

                 (b).  Reports on Form 8-K . . . . . . . . . . . . . . . . . 12


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

VILLAGE BANCORP, INC.


- --------------------------------------------------------------------------------

PART  I. - FINANCIAL INFORMATION

VILLAGE BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
- --------------------------------------------------------------------------------

                                                                                               June 30, 1996          Dec. 31, 1995
                                                                                               -------------          -------------
                                                                                                  (In thousands, except share data)
ASSETS
Cash and due from banks                                                                          $   9,540              $   9,125
Federal funds sold                                                                                   8,600                  8,200
                                                                                                 ---------              ---------
Total cash and cash equivalents                                                                     18,140                 17,325

Securities:
  Available-for-sale (at fair value)                                                                14,545                 20,482
  Held-to-maturity (market value of
  $17,731 at June 30, 1996 and $14,294 at
  December 31, 1995)                                                                                17,960                 14,080

Loans, net of deferred loan fees - Note C                                                          118,325                119,591
Allowance for loan losses                                                                           (1,351)                (1,311)
                                                                                                 ---------              ---------
Loans - net                                                                                        116,974                118,280

Loans held for sale                                                                                    230                    552
Bank premises and equipment - net                                                                    1,563                  1,550
Accrued interest and other assets                                                                    2,462                  2,008
                                                                                                 ---------              ---------

TOTAL ASSETS                                                                                     $ 171,874              $ 174,277
                                                                                                 =========              =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
      Noninterest bearing                                                                        $  19,280              $  17,265
      Interest bearing                                                                             136,501                141,274
                                                                                                 ---------              ---------
      Total deposits                                                                               155,781                158,539

Accrued interest payable                                                                               925                  1,161
Other liabilities                                                                                      618                    429
                                                                                                 ---------              ---------

      Total liabilities                                                                            157,324                160,129
                                                                                                 ---------              ---------

Stockholders' Equity:
      Common stock,  par value $3.33 per share;
         authorized - 2,000,000  shares, issued
         and outstanding, 950,817 at June 30,
         1996 and 950,317 at December 31, 1995                                                       3,167                  3,165
      Additional paid-in capital                                                                     7,986                  7,982
      Retained earnings                                                                              3,469                  2,960
      Net unrealized (loss) gain on available-
         for-sale securities, net of tax                                                               (72)                    41
                                                                                                 ---------              ---------

      Total stockholders' equity                                                                    14,550                 14,148
                                                                                                 ---------              ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $ 171,874              $ 174,277
                                                                                                 =========              =========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VILLAGE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
- --------------------------------------------------------------------------------

                                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                                JUNE 30,                           JUNE 30,
                                                                        1996              1995              1996              1995
                                                                      --------          --------          --------          --------
                                                                               (In thousands, except per share data)
INTEREST INCOME:
      Loans, including fees                                           $  2,555          $  2,551          $  5,203          $  4,847
      Investment securities:
         Taxable                                                           526               370             1,009               843
         Tax-exempt                                                         30                27                59                56
      Federal funds sold                                                    51               120               184               160
                                                                      --------          --------          --------          --------

      Total interest income                                              3,162             3,068             6,455             5,906

INTEREST EXPENSE ON DEPOSITS                                             1,229             1,154             2,557             2,088
                                                                      --------          --------          --------          --------

NET INTEREST INCOME                                                      1,933             1,914             3,898             3,818

PROVISION FOR LOAN LOSSES                                                   30                55                60               105
                                                                      --------          --------          --------          --------

NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES                                                    1,903             1,859             3,838             3,713
                                                                      --------          --------          --------          --------

OTHER INCOME:
      Security gains/(losses) - net                                          2                 8                 2                 6
      Other operating income                                               126               129               247               265
                                                                      --------          --------          --------          --------
      Total other income                                                   128               137               249               271
                                                                      --------          --------          --------          --------

OTHER EXPENSES:
      Salaries and employee benefits                                       725               814             1,506             1,547
      Net occupancy                                                        142               130               295               269
      Furniture and equipment                                               65                69               135               142
      Data processing services                                             132               111               261               229
      Regulatory assessments                                                 1                80                 2               134
      Printing, stationery and supplies                                     37                49                80               101
      Other operating expenses                                             296               288               565               531
                                                                      --------          --------          --------          --------
      Total other expenses                                               1,398             1,541             2,844             2,953
                                                                      --------          --------          --------          --------

INCOME BEFORE PROVISION FOR INCOME TAXES                                   633               455             1,243             1,031
PROVISION FOR INCOME TAXES                                                 212               190               430               430
                                                                      --------          --------          --------          --------

NET INCOME                                                            $    421          $    265          $    813          $    601
                                                                      ========          ========          ========          ========

PER SHARE DATA - Note E:
Cash dividends declared                                               $    .17          $    .11          $    .32          $    .22
Net income                                                            $    .44          $    .28          $    .86          $    .63
Number of shares outstanding                                           950,817           946,949           950,817           946,949


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VILLAGE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
- --------------------------------------------------------------------------------

                                                                                                       Six Months Ended June 30,
                                                                                                      1996                   1995
                                                                                                    --------               --------
                                                                                                             (In thousands)
OPERATING ACTIVITIES:
Net income                                                                                          $    813               $    601
Adjustments to reconcile net income to net cash
 provided by operating activities:
      Provision for loan losses                                                                           60                    105
      Provision for depreciation and amortization                                                        122                    128
      (Accretion) amortization of investment security
        premiums discounts - net                                                                        (230)                   (73)
      Net decrease in deferred loan fees                                                                 (54)                   (14)
      (Decrease) increase in interest payable                                                           (236)                   462
      Increase in accrued interest and other assets                                                     (369)                  (194)
      Increase in other liabilities                                                                      189                     16
      Origination of loans for sale                                                                   (4,944)                  (625)
      Proceeds from sales of loans                                                                     5,266                    625
                                                                                                    --------               --------

Net cash provided by operating activities                                                                617                  1,031
                                                                                                    --------               --------

INVESTING ACTIVITIES:

Proceeds from sales of available-for-sale securities                                                   2,025                  4,917
Proceeds from maturities of available-for-sale securities                                              9,151                    438
Proceeds from maturities of held-to-maturity securities                                                5,524                  8,593
Purchases of available-for-sale securities                                                            (5,178)                    --
Purchases of held-to-maturity securities                                                              (9,433)                   (97)
Net decrease (increase) in loans                                                                       1,300                (14,016)
Purchases of premises and equipment                                                                     (135)                  (123)
                                                                                                    --------               --------

Net cash provided by (used in) investing activities                                                    3,254                   (288)
                                                                                                    --------               --------

FINANCING ACTIVITIES:

Net (decrease) increase in deposits                                                                   (2,758)                 8,706
Cash dividends                                                                                          (304)                  (208)
Net proceeds from issuance of common stock                                                                 6                     --
                                                                                                    --------               --------

Net cash (used in) provided by financing activities                                                   (3,056)                 8,498
                                                                                                    --------               --------

INCREASE IN CASH AND CASH EQUIVALENTS                                                                    815                  9,241
                                                                                                    --------               --------

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                          17,325                 12,893
                                                                                                    --------               --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                            $ 18,140               $ 22,134
                                                                                                    ========               ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
      Interest paid on deposits                                                                     $  2,793               $  1,626
      Income tax payments, net of refunds of $149                                                        478                    490
      Net unrealized (loss) gain on available-for-sale
        securities, net of tax                                                                          (113)                   177


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VILLAGE BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
- --------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION


In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary, consisting only of normal recurring accruals, to present fairly the financial position, the results of operations, cash flows and the changes in financial position of Village Bancorp, Inc. ("Company") for the periods presented. In preparing such financial statements, management is required to make estimates and assumptions that effect the reported amounts. Actual results could differ significantly from these estimates.

The Company's consolidated financial statements include the accounts of Village Bancorp, Inc. and its wholly owned subsidiary The Village Bank & Trust Company ("Village") and have been prepared in accordance with generally accepted accounting principles and conform with predominant practices used within the banking industry.

Village is engaged in the business of commercial banking and operates four branch banking offices in Fairfield and Litchfield counties in Connecticut, and is principally engaged in lending and deposit gathering activities within these counties.

While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 annual report.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans and encourages, but does not require, entities to adopt that method in place of the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the stock. SFAS No. 123 also establishes fair value as the measurement basis for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The accounting provisions of SFAS No. 123 are effective for transactions entered into after December 15, 1995. Effective January 1, 1996, the Company adopted SFAS No. 123 and has decided that it will continue measuring compensation cost for employee stock compensation plans in accordance with the provisions of APB No. 25.

VILLAGE BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
- --------------------------------------------------------------------------------

SFAS No. 114, "Accounting for Impairment of a Loan," as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," which was adopted by the Company as of January 1, 1995, requires recognition of an impairment of a loan when it is probable that either the principal and/or interest are not collectible in accordance with the terms of the loan agreement. Adoption of these statements did not result in any adjustment to the allowance for loan losses as of January 1, 1995.

The recorded investment in loans that are considered to be impaired at June 30, 1996 was $441,000. Included in this amount is $441,000 of impaired loans for which specific valuation allowances of $187,000 have been established. During the first half of 1996 the average recorded investment in impaired loans was approximately $539,000. No interest income was recognized on impaired loans, either on the accrual or on the cash basis method of interest recognition.

Loan are placed on nonaccrual status when management believes that interest or principal on such loans may not be collected in the normal course of business. Interest payments received on loans in nonaccrual status are applied, based on management's judgement as to the collectibility of loan principal, either as a reduction of principal or as interest income. At June 30, 1996, the amount of both nonaccrual loans and nonperforming assets was $647,000.


NOTE B - SECURITIES

The amortized cost and the approximate fair values of securities were as follows (in thousands):

                                                                                             June 30, 1996
                                                                  ------------------------------------------------------------------
                                                                  Amortized                   Unrealized                      Fair
                                                                     Cost              Gain              (Loss)               Value
                                                                   -------            -------            -------             -------
SECURITIES HELD-TO-MATURITY
U.S. Treasury Securities                                           $10,186            $    43            $  (191)            $10,038
U.S. Government Agency                                               5,216                 15                (84)              5,147
Mortgage-backed securities of
  U.S. Government agencies                                              67                  1                 --                  68
Obligations of states and
  political subdivision                                              2,491                 23                (36)              2,478
                                                                   -------            -------            -------             -------
TOTAL                                                              $17,960            $    82            $  (311)            $17,731
                                                                   =======            =======            =======             =======

SECURITIES AVAILABLE-FOR-SALE
U.S. Treasury Securities                                           $12,827            $     2            $   (95)            $12,734
U.S. Government Agency                                               1,000                  1                 --               1,001
Mortgage-backed securities of
  U.S. Government agencies                                             794                 --                (35)                759
Other                                                                   53                 --                 (2)                 51
                                                                   -------            -------            -------             -------
TOTAL                                                              $14,674            $     3            $  (132)            $14,545
                                                                   =======            =======            =======             =======

VILLAGE BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
- --------------------------------------------------------------------------------
(Continued)

                                                                                         December 31, 1995
                                                                  ------------------------------------------------------------------
                                                                  Amortized                   Unrealized                      Fair
                                                                     Cost              Gain              (Loss)               Value
                                                                   -------            -------            -------             -------

SECURITIES HELD-TO-MATURITY
U.S. Treasury Securities                                           $ 6,054            $   124            $    (1)            $ 6,177
Mortgage-backed securities of
  U.S. Government agencies                                           5,582                 59                 (8)              5,633
Obligations of states and
  political subdivision                                              2,444                 53                (13)              2,484
                                                                   -------            -------            -------             -------
TOTAL                                                              $14,080            $   236            $   (22)            $14,294
                                                                   =======            =======            =======             =======


SECURITIES AVAILABLE-FOR-SALE
U.S. Treasury Securities                                           $16,325            $    56            $    --             $16,381
Mortgage-backed securities of
  U.S. Government agencies                                           4,029                 28                (14)              4,043
Other                                                                   59                 --                 (1)                 58
                                                                   -------            -------            -------             -------
TOTAL                                                              $20,413            $    84            $   (15)            $20,482
                                                                   =======            =======            =======             =======

At June 30, 1996 and December 31, 1995 securities with a book value of $894,000 and $614,000, respectively, were pledged to secure public deposits and for other purposes as required by law and banking regulation.


NOTE C - LOANS
                                               June 30, 1996    Dec. 31, 1995
                                               -------------    -------------
                                                      (In thousands)

Real estate                                      $  94,855        $  96,384
Commercial and financial                            11,325           12,892
Installment and consumer credit                     12,339           10,562
Deferred loan fees                                    (194)            (247)
                                                 ---------        ---------

TOTAL                                            $ 118,325        $ 119,591
                                                 =========        =========


NOTE D - STANDBY LETTERS OF CREDIT

On June 30, 1996, standby letters of credit totaled $1,810,000.


NOTE E - STOCKHOLDERS' EQUITY

      An $.11 per share cash dividend was distributed February 3, 1995 to stockholders of record on January 23, 1995. An $.11 per share cash dividend was distributed May 5, 1995 to stockholders of record on April 26, 1995.

VILLAGE BANCORP, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
(Continued)
- --------------------------------------------------------------------------------

      A $.15 per share cash dividend was distributed February 2, 1996 to stockholders of record on January 19, 1996. A $.17 per share cash dividend was distributed May 3, 1996 to stockholders of record on April 25, 1996.


NOTE F - PENDING BUILDING

      The Bank announced plans to build a three-story, 17,000 square foot building on Parcel 3 of the Danbury Redevelopment Area on National Place, in Danbury, Connecticut. All necessary approvals to build and open this office have been received. Construction has begun with completion estimated to occur in the second quarter of 1997. The first floor will contain a branch banking office with the back office deposit operations department occupying the second floor.

VILLAGE BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

GENERAL

      Village Bancorp, Inc. ("Company") through its only subsidiary, The Village Bank & Trust Company ("Village") had total assets of $171,874,000 on June 30, 1996 in comparison to total assets of $174,277,000 on December 31, 1995. This is a decrease of $2,403,000 or 1.4%.

      For the three month periods ended June 30, 1995 and 1996, the Company's net income increased from $265,000 for the 1995 period to $421,000 for the 1996 period. Net interest income increased $19,000 (1.0%) from $1,914,000 for the 1995 period to $1,933,000 for the 1996 period.

      For the six month periods ended June 30, 1995 and 1996, the Company's net income increased from $601,000 for the 1995 period to $813,000 for the 1996 period. Net interest income increased $80,000 (2.1%) from $3,818,000 for the 1995 period to $3,898,000 for the 1996 period.

ASSETS AND RELATED INCOME ANALYSIS  (Six Month Comparison)

      Loans outstanding on June 30, 1996 totaled $118,325,000 which is a decrease of $1,266,000 (1.1%) from the $119,591,000 outstanding at December 31, 1995. This decrease in loans is primarily due to a softening of loan demand coupled with intense competition in the Banks trade areas. Loan income increased $356,000 (7.3%) from $4,847,000 for the 1995 period to $5,203,000 for the 1996 period. This increase is due to an increase in average outstanding loans from $113,578,000 in the 1995 period to $119,336,000 in the 1996 period, coupled with an increase in the average rate earned from 8.54% in the 1995 period to 8.72% in the 1996 period.

      Securities, which consist of securities held-to-maturity and securities available-for-sale, decreased $2,057,000 (6.0%) from $34,562,000 at December 31, 1995 to $32,505,000 at June 30, 1996. Security income increased $169,000 (18.8%)
from $899,000 in the period ending June 30, 1995 to $1,068,000 in the 1996 period. This increase was due to an increase in the average dollar amount of securities held, from $28,953,000 in the 1995 period to $37,244,000 in the 1996 period, offset by a decrease in the average rate earned from 6.21% in the 1995 period to 5.74% in the 1996 period. The Company holds

VILLAGE BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
- --------------------------------------------------------------------------------


securities  held-to-maturity  until maturity and does not trade them. Securities
classified  as   available-for-sale   are  used  to  compensate   for  liquidity
forecasting deviations.

      Federal funds sold increased $400,000 (4.9%) from $8,200,000 at December 31, 1995 to $8,600,000 at June 30, 1996. Federal funds sold income increased $24,000 (15.0%) from $160,000 for the 1995 period to $184,000 for the 1996 period, primarily due to an increase in the average dollar amount outstanding from $5,276,000 in the 1995 period to $6,968,000 in the 1996 period, offset by a decrease in the average rate earned from 6.07% in the 1995 period to 5.28% for the 1996 period.

LIABILITIES AND RELATED EXPENSE ANALYSIS  (Six Month Comparison)

      Deposits decreased $2,758,000 (1.7%) from $158,539,000 at December 31, 1995 to $155,781,000 at June 30, 1996. Interest on deposits increased $469,000 (22.5%) from $2,088,000 for the 1995 period to $2,557,000 for the 1996 period.
This increase was primarily attributable to an increase in the average rate paid from 2.96% in the 1995 period to 3.24% in the 1996 period, coupled with an increase in the average outstandings from $141,190,000 for the 1995 period to $157,878,000 for the 1996 period.

     Data processing services expense increased $32,000 (14.0%) primarily as a result of utilization of new services coupled with increased volumes.

ASSETS AND RELATED INCOME ANALYSIS (Three Month Comparison)

      Loans outstanding increased $45,000 during the three month period ended June 30, 1996. This compares to the $6,954,000 (6.1%) increase in the 1995 period. Loan income increased $4,000 (.2%) from $2,551,000 for the 1995 period to $2,555,000 for the 1996 period. This increase is due to an increase in the average outstanding loans from $117,533,000 for the 1995 period to $118,791,000 for the 1996 period offset by a decrease in the average rate earned from 8.68% for the 1995 period to 8.60% for the 1996 period.

      Securities, which consist of securities held-to-maturity and securities available-for-sale, decreased $6,804,000 (17.3%) during the 1996 period as compared to a decrease of $6,760,000 (23.3%) for

VILLAGE BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
- --------------------------------------------------------------------------------

the 1995 period. Security income increased from $397,000 for the 1995 period to $556,000 for the 1996 period, primarily as a result of an increase in the average dollar amount of securities held from $22,946,000 for the 1995 period to $38,894,000 for the 1996 period, offset by a decrease in the average rate earned from 6.92% for the 1995 period to 5.72% for the 1996 period.

      Federal funds sold decreased $1,150,000 (11.8%) during the 1996 period as compared to an increase of $9,200,000 (287.5%) for the 1995 period. Federal funds sold income decreased $69,000 (57.5%) from $120,000 in the 1995 period to $51,000 in the 1996 period primarily as a result of a decrease in the average dollar amount outstanding from $7,826,000 for the 1995 period as compared to $3,947,000 for the 1996 period couple with a decrease in the average rate earned of 6.13% for the 1995 period as compared to 5.17% for the 1996 period.

LIABILITIES AND RELATED EXPENSE ANALYSIS (Three Month Comparison)

      Deposits decreased $6,559,000 (4.0%) during the 1996 period as compared to an increase of $10,719,000 (7.6%) for the 1995 period. Interest on deposits increased $75,000 (6.5%) from $1,154,000 for the 1995 period to $1,229,000 for the 1996 period. This increase is mainly attributable to an increase in the average dollar amount outstanding from $143,246,000 for the 1995 period to $156,085,000 for the 1996 period offset by a decrease in the average rate paid from 3.22% in the 1995 period to 3.15% in the 1996 period.

LIQUIDITY

      Liquidity is the ability to provide funds for loan requests, unexpected deposit outflows and meeting other recurring financial obligations. Cash and cash equivalents at June 30, 1996 were $18,140,000 or 10.6% of total assets as compared to $17,325,000 or 9.9% of total assets at December 31, 1995. The Bank also maintains excess stored liquidity reserves to compensate for liquidity forecasting deviations. These reserves are comprised of investment grade securities that are highly marketable and liquid. The primary source of liquidity, cash and due from banks and federal funds sold, have historically surpassed the liquidity needs of the Company. Management closely monitors the Bank's liquidity/cash flow position and does not anticipate any liquidity problems in the future.

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

CAPITAL RESOURCES

      The table below lists the minimum capital requirements along with the Company's capital position at June 30, 1996:

  Capital                    Minimum Capital          Bank's Capital
 Standard                      Requirement              Position at
 --------                      -----------              -----------


Total capital to risk
 weighted assets                 8.00%                    16.79%

Stockholders' equity to
 risk weighted assets            4.00%                    15.54%

Leverage ratio                3.0 - 5.0%                   8.49%

VILLAGE BANCORP, INC.


- --------------------------------------------------------------------------------


PART  II. - OTHER INFORMATION

VILLAGE BANCORP, INC.


- --------------------------------------------------------------------------------


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


Item 3.  Defaults Upon Senior Securities                     Not Applicable


Item 4.  Results of Votes of Security Holders                Not Applicable


Item 5.  Other Information                                   Not Applicable


Item 6.  Exhibits and Reports on Form 8-K


  (a)    Exhibits - None

  (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     Village Bancorp, Inc.
                                                     ---------------------
                                                         (Registrant)




Date: August 14, 1996                      /s/ James R Umbarger
     --------------------------        -----------------------------------------
                                           James R. Umbarger, Executive Vice
                                         President and Chief Financial Officer





Date: August 14, 1996                     /s/ Gerard P Shpunt
     --------------------------        -----------------------------------------
                                        Gerard P. Shpunt - Senior Vice President
                                                    and Controller