Form 10-Q
period 1996-09-30
VILLAGE BANCORP INC
filed 1996-11-14
CIK 715148

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

               YES [ X ]                     NO [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                      OUTSTANDING AT OCTOBER 31, 1996
-------------------------------      -------------------------------------------
 COMMON STOCK, $3.33 PAR VALUE                   951,617 SHARES

                              VILLAGE BANCORP, INC.

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

PART  I.  FINANCIAL INFORMATION:

     ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets
           September 30, 1996 and December 31, 1995 (unaudited) ........    1

         Condensed Consolidated Statements of Income For The
           Three Months Ended September 30, 1996 and 1995 (unaudited)
           Nine Months Ended September 30, 1996 and 1995 (unaudited)  ..    2

         Condensed Consolidated Statements of Cash Flows For The
           Nine Months Ended September 30, 1996 and 1995 (unaudited)  ..    3

         Notes to Condensed Consolidated Financial Statements
           (unaudited) .................................................    4

     ITEM 2.  Management's Discussion and Analysis of Financial
              Condition  and  Results of  Operations ...................    8

PART II.  OTHER INFORMATION:

     ITEM 1.  Legal Proceedings ........................................   12

     ITEM 2.  Changes in Securities ....................................   12

     ITEM 3.  Defaults Upon Senior Securities ..........................   12

     ITEM 4.  Results of votes of Security Holders .....................   12

     ITEM 5.  Other Information ........................................   12

     ITEM 6.  (a).  Exhibits ...........................................   12

              (b).  Reports on Form 8-K ................................   12


SIGNATURES .............................................................   13

VILLAGE BANCORP, INC.
--------------------------------------------------------------------------------


PART  I. - FINANCIAL INFORMATION

VILLAGE BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------

ASSETS                                          Sept. 30, 1996  Dec. 31, 1995
------                                          --------------  -------------
                                               (In thousands, except share data)

Cash and due from banks                           $   8,746      $   9,125
Federal funds sold                                    3,150          8,200
                                                  ---------      ---------
Total cash and cash equivalents                      11,896         17,325

Securities:

  Available-for-sale (at fair value)                 12,924         20,482
  Held-to-maturity (market value of
  $17,496 at Sept. 30, 1996 and $14,294 at
  December 31, 1995)                                 17,666         14,080

Loans, net of deferred loan fees - Note C           125,222        119,591
Allowance for loan losses                            (1,242)        (1,311)
                                                  ---------      ---------
Loans - net                                         123,980        118,280

Loans held for sale                                     150            552
Bank premises and equipment - net                     1,522          1,550
Accrued interest and other assets                     3,232          2,008
                                                  ---------      ---------

TOTAL ASSETS                                      $ 171,370      $ 174,277
                                                  =========      =========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits:

    Noninterest bearing                           $  16,802      $  17,265
    Interest bearing                                137,705        141,274
                                                  ---------      ---------
    Total deposits                                  154,507        158,539

Accrued interest payable                              1,099          1,161
Other liabilities                                       883            429
                                                  ---------      ---------

    Total liabilities                               156,489        160,129
                                                  ---------      ---------

Stockholders' Equity:

    Common stock, par value $3.33 per share;
      authorized - 2,000,000 shares, issued
      and outstanding, 951,617 at Sept. 30,
      1996 and 950,317 at December 31, 1995           3,169          3,165
    Additional paid-in capital                        7,993          7,982
    Retained earnings                                 3,765          2,960
    Net unrealized (loss) gain on available-
      for-sale securities, net of tax                   (46)            41
                                                  ---------      ---------

    Total stockholders' equity                       14,881         14,148
                                                  ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 171,370      $ 174,277
                                                  =========      =========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VILLAGE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
---------------------------------------------------------

                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPT. 30,             SEPT. 30,
                                                 1996      1995        1996       1995
                                                 ----      ----        ----       ----
                                                (In thousands, except per share data)
INTEREST INCOME:

    Loans, including fees                       $2,633     $2,665     $7,836     $7,512
    Investment securities:
      Taxable                                      456        386      1,465      1,229
      Tax-exempt                                    33         28         92         84
    Federal funds sold                              43        140        227        300
                                                 -----      -----      -----      -----

    Total interest income                        3,165      3,219      9,620      9,125

INTEREST EXPENSE ON DEPOSITS                     1,170      1,282      3,727      3,370
                                                 -----      -----      -----      -----

NET INTEREST INCOME                              1,995      1,937      5,893      5,755

PROVISION FOR LOAN LOSSES                           30         75         90        180
                                                 -----      -----      -----      -----

NET INTEREST INCOME AFTER PROVISION

    FOR LOAN LOSSES                              1,965      1,862      5,803      5,575
                                                 -----      -----      -----      -----

OTHER INCOME:

    Security gains/(losses) - net                   (7)        (8)        (5)        (2)
    Other operating income                         124        118        371        383
                                                 -----      -----      -----      -----
    Total other income                             117        110        366        381
                                                 -----      -----      -----      -----

OTHER EXPENSES:

    Salaries and employee benefits                 768        714      2,274      2,261
    Net occupancy                                  136        137        431        406
    Furniture and equipment                         67         69        202        211
    Data processing services                       137        129        398        358
    Regulatory assessments                           1         (5)         3        129
    Printing, stationery and supplies               46         56        126        157
    Other operating expenses                       419        299        984        830
                                                 -----      -----      -----      -----
    Total other expenses                         1,574      1,399      4,418      4,352
                                                 -----      -----      -----      -----

INCOME BEFORE PROVISION FOR INCOME TAXES           508        573      1,751      1,604
PROVISION FOR INCOME TAXES                          50        255        480        685
                                                 -----      -----      -----      -----

NET INCOME                                      $  458     $  318     $1,271     $ 919
                                                ======     ======     ======     =====

PER SHARE DATA - Note E:

Cash dividends declared                         $  .17     $  .11     $  .49     $  .33
Net income                                      $  .48     $  .34     $ 1.34     $  .97
Number of shares outstanding                    951,617    946,633    951,617    946,633



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VILLAGE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
-------------------------------------------------------------

                                                     Nine Months Ended Sept. 30,
                                                              1996       1995
                                                              ----       ----
OPERATING ACTIVITIES:                                          (In thousands)

Net income                                                 $  1,271    $    919
Adjustments to reconcile net income to net cash provided by operating activities:

    Provision for loan losses                                    90         180
    Provision for depreciation and amortization                 183         194
    (Accretion) amortization of investment security
    (premiums) discounts - net                                 (224)       (118)
    Net decrease in deferred loan fees                           (8)        (51)
    (Decrease) increase in interest payable                     (62)        737
    (Increase) decrease in accrued int. and other assets     (1,159)        193
    Increase in other liabilities                               454          71
    Origination of loans for sale                            (6,428)     (2,016)
    Proceeds from sales of loans                              6,830       1,891
                                                           --------    --------

Net cash provided by operating activities                       947       2,000
                                                           --------    --------

INVESTING ACTIVITIES:

Proceeds from sales of available-for-sale securities          2,177       5,335
Proceeds from maturities of avail.-for-sale securities       13,732       2,483
Proceeds from maturities of held-to-maturity securities       5,775       9,819
Purchases of available-for-sale securities                   (8,207)    (10,614)
Purchases of held-to-maturity securities                     (9,433)       (347)
Net increase in loans                                        (5,782)    (14,352)
Purchases of premises and equipment                            (155)       (154)
                                                           --------    --------

Net cash used in investing activities                        (1,893)     (7,830)
                                                           --------    --------

FINANCING ACTIVITIES:

Net (decrease) increase in deposits                          (4,032)      5,888
Cash dividends                                                 (466)       (312)
Net proceeds from issuance of common stock                       15           3
                                                           --------    --------

Net cash (used in) provided by financing activities          (4,483)      5,579
                                                           --------    --------

DECREASE IN CASH AND CASH EQUIVALENTS                        (5,429)       (251)
                                                           --------    --------

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 17,325      12,893
                                                           --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 11,896    $ 12,642
                                                           ========    ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Interest paid on deposits                              $  3,789    $  2,633
    Income tax payments, net of refunds of $149                 579         615
    Change in net unrealized (loss) gain on
     available-for-sale securities, net of tax                  (87)        139

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VILLAGE BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
------------------------------------------------------------------

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

VILLAGE BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
------------------------------------------------------------------

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

The recorded investment in loans that are considered to be impaired at September 30, 1996 was $380,000. Included in this amount is $380,000 of impaired loans for which specific valuation allowances of $89,000 have been established. During the first nine months of 1996 the average recorded investment in impaired loans was approximately $486,000. No interest income was recognized on impaired loans, either on the accrual or on the cash basis method of interest recognition.

Loans are placed on nonaccrual status when management believes that interest or principal on such loans may not be collected in the normal course of business. Interest payments received on loans in nonaccrual status are applied, based on management's judgment as to the collectibility of loan principal, either as a reduction of principal or as interest income. At September 30, 1996, the amount of both nonaccrual loans and nonperforming assets was $631,000.

NOTE B - SECURITIES

The amortized cost and the approximate fair values of securities were as follows (in thousands):

                                                   September 30, 1996
                                      ------------------------------------------
                                      Amortized       Unrealized          Fair
                                        Cost       Gain      (Loss)       Value
                                       -------    -------    -------     -------
SECURITIES HELD-TO-MATURITY

U.S. Treasury securities               $10,167    $    39    $  (170)    $10,036
U.S. Government agency                   4,944         12        (70)      4,886
Mortgage-backed securities of
  U.S. Government agencies                  65          1       --            66
Obligations of states and
  political subdivision                  2,490         41        (23)      2,508
                                       -------    -------    -------     -------
TOTAL                                  $17,666    $    93    $  (263)    $17,496
                                       =======    =======    =======     =======

SECURITIES AVAILABLE-FOR-SALE

U.S. Treasury securities               $12,394    $     7    $   (76)    $12,325
Mortgage-backed securities of
  U.S. Government agencies                 564       --          (14)        550
Other                                       49       --         --            49
                                       -------    -------    -------     -------
TOTAL                                  $13,007    $     7    $   (90)    $12,924
                                       =======    =======    =======     =======

VILLAGE BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
(Continued)
------------------------------------------------------------------

                                                   December 31, 1995
                                      ------------------------------------------
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
                                       =======    =======    =======     =======

At September 30, 1996 and December 31, 1995 securities with a book value of $892,000 and $614,000, respectively, were pledged to secure public deposits and for other purposes as required by law and banking regulation.

NOTE C - LOANS

                                                Sept. 30, 1996     Dec. 31, 1995
                                                --------------     -------------
                                                         (In thousands)

Real estate                                      $ 102,659           $  96,384
Commercial and financial                            11,335              12,892
Installment and consumer credit                     11,467              10,562
Deferred loan fees                                    (239)               (247)
                                                 ---------           ---------

TOTAL                                            $ 125,222           $ 119,591
                                                 =========            =========


NOTE D - STANDBY LETTERS OF CREDIT

On September 30, 1996, standby letters of credit totaled $2,551,000.

NOTE E - STOCKHOLDERS' EQUITY

    An $.11 per share cash dividend was distributed February 3, 1995 to stockholders of record on January 23, 1995. An $.11 per share cash dividend was distributed May 5, 1995 to stockholders of record on April 26, 1995. An $.11 per share cash dividend was distributed August 4, 1995 to stockholders of record on July 25, 1995.

VILLAGE BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
(Continued)
------------------------------------------------------------------

    A $.15 per share cash dividend was distributed February 2, 1996 to stockholders of record on January 19, 1996. A $.17 per share cash dividend was distributed May 3, 1996 to stockholders of record on April 25, 1996. A $.17 per share cash dividend was distributed August 2, 1996 to stockholders of record on July 25, 1996.

NOTE F - PENDING BUILDING

    The Bank announced plans to build a three-story, 17,000 square foot building on Parcel 3 of the Danbury Redevelopment Area on National Place, in Danbury, Connecticut. All necessary approvals to build and open this office have been received. Construction has begun with completion estimated to occur midyear of 1997. The first floor will contain a branch banking office with the back office deposit operations department occupying the second floor.

VILLAGE BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL

    Village Bancorp, Inc. ("Company") through its only subsidiary, The Village Bank & Trust Company ("Village") had total assets of $171,370,000 on September 30, 1996 in comparison to total assets of $174,277,000 on December 31, 1995. This is a decrease of $2,907,000 or 1.7%.

    For the three month periods ended September 30, 1995 and 1996, the Company's net income increased from $318,000 for the 1995 period to $458,000 for the 1996 period. Net interest income increased $58,000 (3.0%) from $1,937,000 for the 1995 period to $1,995,000 for the 1996 period.

    For the nine month periods ended September 30, 1995 and 1996, the Company's net income increased from $919,000 for the 1995 period to $1,271,000 for the 1996 period. Net interest income increased $138,000 (2.4%) from $5,755,000 for the 1995 period to $5,893,000 for the 1996 period.

ASSETS AND RELATED INCOME ANALYSIS  (Nine Month Comparison)

    Loans outstanding on September 30, 1996 totaled $125,222,000 which is an increase of $5,631,000 (4.7%) from the $119,591,000 outstanding at December 31, 1995. This increase in loans is primarily due to an increase in loan demand coupled with an increased marketing effort by the Bank. Loan income increased $324,000 (4.3%) from $7,512,000 for the 1995 period to $7,836,000 for the 1996 period. This increase is due to an increase in average outstanding loans from $115,822,000 in the 1995 period to $120,469,000 in the 1996 period, coupled with a slight increase in the average rate earned from 8.65% in the 1995 period to 8.67% in the 1996 period.

    Securities, which consist of securities held-to-maturity and securities available-for-sale, decreased $3,972,000 (11.5%) from $34,562,000 at December 31, 1995 to $30,590,000 at September 30, 1996. Securities income increased $244,000 (18.6%) from $1,313,000 in the period ending September 30, 1995 to $1,557,000 in the 1996 period. This increase was due to an increase in the average dollar amount of securities held, from $28,220,000 in the 1995 period to $35,823,000 in the 1996 period, offset by a decrease in the average rate earned from 6.20% in the 1995 period to 5.80% in the 1996 period.

VILLAGE BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------

The Company holds securities held-to-maturity until maturity and does not trade them. Securities classified as available-for-sale are used to compensate for liquidity forecasting deviations.

    Federal funds sold decreased $5,050,000 (61.6%) from $8,200,000 at December 31, 1995 to $3,150,000 at September 30, 1996. Federal funds sold income decreased $73,000 (24.3%) from $300,000 for the 1995 period to $227,000 for the
1996 period, primarily due to a decrease in the average dollar amount outstanding from $6,803,000 in the 1995 period to $5,726,000 in the 1996 period, coupled with a decrease in the average rate earned from 5.88% in the 1995 period to 5.29% for the 1996 period.

LIABILITIES AND RELATED EXPENSE ANALYSIS  (Nine Month Comparison)

    Deposits decreased  $4,032,000 (2.5%) from $158,539,000 at December 31, 1995 to $154,507,000 at September 30, 1996. Interest on deposits increased $357,000 (10.6%) from $3,370,000 for the 1995 period to $3,727,000 for the 1996 period.
This increase was primarily attributable to an increase in the average rate paid from 3.10% in the 1995 period to 3.18% in the 1996 period, coupled with an increase in the average outstandings from $144,730,000 for the 1995 period to $156,299,000 for the 1996 period.

    Data processing services expense increased $40,000 (11.2%) primarily as a result of utilization of new services coupled with increased volumes.

    Other operating expense increased $154,000 (18.6%) from $830,000 in the 1995 period to $984,000 in the 1996 period, primarily as a result of an increase in the legal and professional fees category.

ASSETS AND RELATED INCOME ANALYSIS (Three Month Comparison)

    Loans outstanding increased $6,897,000 (5.8%) during the three month period ended September 30, 1996. This compares to a $46,000 increase in the 1995 period. Loan income decreased $32,000 (1.2%) from $2,665,000 for the 1995 period to $2,633,000 for the 1996 period. This decrease is due to a decrease in the average rate earned from 8.86% for the 1995 period to 8.58% for the 1996 period offset by an increase in the average outstanding loans from $120,320,000 for the 1995 period to $122,734,000 for the 1996 period.

    Securities, which consist of securities held-to-maturity and securities available-for-sale, decreased $1,915,000 (5.9%) during the 1996 period as compared to an increase of $7,181,000 (32.3%) for

VILLAGE BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------

the 1995 period. Securities income increased from $414,000 for the 1995 period to $489,000 for the 1996 period, primarily as a result of an increase in the average dollar amount of securities held from $26,748,000 for the 1995 period to $32,980,000 for the 1996 period, offset by a decrease in the average rate earned from 6.19% for the 1995 period to 5.93% for the 1996 period.

    Federal funds sold decreased $5,450,000 (63.4%) during the 1996 period as compared to a decrease of $7,800,000 (62.9%) for the 1995 period. Federal funds sold income decreased $97,000 (69.3%) from $140,000 in the 1995 period to $43,000 in the 1996 period primarily as a result of a decrease in the average dollar amount outstanding from $9,869,000 for the 1995 period as compared to $3,244,000 for the 1996 period coupled with a decrease in the average rate earned of 5.67% for the 1995 period as compared to 5.30% for the 1996 period.

LIABILITIES AND RELATED EXPENSE ANALYSIS (Three Month Comparison)

    Deposits decreased $1,274,000 (.8%) during the 1996 period as compared to a decrease of $2,818,000 (1.9%) for the 1995 period. Interest on deposits decreased $112,000 (8.7%) from $1,282,000 for the 1995 period to $1,170,000 for the 1996 period. This decrease is mainly attributable to a decrease in the average rate paid from 3.38% in the 1995 period to 3.06% in the 1996 period offset by an increase in the average dollar amount outstanding from $151,933,000 for the 1995 period to $153,030,000 for the 1996 period.

LIQUIDITY

    Liquidity is the ability to provide funds for loan requests, unexpected deposit outflows and meeting other recurring financial obligations. Cash and cash equivalents at September 30, 1996 were $11,896,000 or 6.9% of total assets as compared to $17,325,000 or 9.9% of total assets at December 31, 1995. The Bank also maintains excess stored liquidity reserves to compensate for liquidity forecasting deviations. These reserves are comprised of investment grade securities that are highly marketable and liquid. The primary source of liquidity, cash and due from banks and federal funds sold, have historically surpassed the liquidity needs of the Company. Management closely monitors the Bank's liquidity/cash flow position and does not anticipate any liquidity problems in the future.

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

CAPITAL RESOURCES

    The table below lists the minimum capital requirements along with the Company's capital position at September 30, 1996:

  Capital                    Minimum  Capital        Company's Capital
 Standard                      Requirement                Position
 --------                    ----------------        -----------------

Total capital to risk
 weighted assets                 8.00%                    14.78%

Stockholders' equity to
 risk weighted assets            4.00%                    13.64%

Leverage ratio                3.0 - 5.0%                   8.81%

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

Item 3.  Defaults Upon Senior Securities         Not Applicable

Item 4.  Results of Votes of Security Holders    Not Applicable

Item 5.  Other Information                       Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits - None

     (b) Reports on Form 8-K - The Company's adoption of a Stockholders Rights Plan was reported on Form 8-K which was filed on September 19, 1996. No other reports on Form 8-K were filed for the three month period ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Village Bancorp, Inc.
                                        ----------------------------------------
                                                  (Registrant)

Date:  November 13, 1996            /s/ Robert V. Macklin
      -------------------               ----------------------------------------
                                        Robert V. Macklin, President and
                                        Chief Executive Officer

Date:  November 13, 1996             /s/ James R. Umbarger
      -------------------                ---------------------------------------
                                         James R. Umbarger, Executive Vice
                                         President and Chief Financial Officer