Form 10-K
period 1996-12-31
VILLAGE BANCORP INC
filed 1997-03-31
CIK 715148

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


   For the fiscal year ended December 31, 1996        Commission File number:
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

       Yes  X       No
           ---        ---

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

             Class                           Outstanding at March 17, 1997
Common Stock ($3.33 Par Value)                      952,317 Shares


     State the aggregate market value of the voting stock held by non-affiliates of the registrant - $17,368,199.


       Aggregrate market value       Based upon reported closing price
           of voting stock                 as supplied by NASDAQ
             $20,236,736                      March 17, 1996


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 1996 are incorporated by reference into parts I, II and IV. Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1997 are incorporated by reference into Part III. Exhibit index is on page 6.

                              VILLAGE BANCORP, INC.
                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I

    Item 1.  Business.......................................................1

    Item 2.  Properties.....................................................2

    Item 3.  Legal Proceedings..............................................2

    Item 4.  Submission Of Matters to Vote of Security Holders..............3

PART II

    Item 5.  Market for Registrant's Common Stock and
               Related Stockholder Matters..................................3

    Item 6.  Selected Financial Data........................................3

    Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................3

    Item 8.  Financial Statements and Supplementary Data....................3

    Item 9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure..........................3

PART III

    Item 10. Directors and Executive Officers of the Registrant.............3

    Item 11. Executive Compensation.........................................3

    Item 12. Security Ownership of Certain Beneficial Owners
               and Management...............................................3

    Item 13. Certain Relationships and Related Transactions.................4

PART IV

    Item 14. Exhibits, Financial Statement Schedules and
               Reports on Form 8-K..........................................4

SIGNATURES .................................................................5

EXHIBIT INDEX...............................................................6

                                     PART I

Item 1.    Business

"Business" on pages 4 through 9 of the Annual Report to Stockholders for the year ended December 31, 1996 is incorporated herein by reference.

Additional information required pursuant to this Item follows:

Village Bancorp, Inc.

The management of The Village Bank & Trust Company (Village) caused Village Bancorp, Inc. (Company) to be formed in 1983 to enhance the opportunity for diversification and expansion, and to allow for greater flexibility in both banking and non-banking functions which banks are prohibited from entering. On July 19, 1983, the Bank became a wholly owned subsidiary of the Company. On November 18, 1994, Liberty National Bank (Liberty), Danbury, Connecticut became a wholly owned subsidiary of the Company. On June 20, 1995, the Company merged Liberty into Village and now operates Liberty's former office as a branch office of Village. As a combination of entities under common control the merger was accounted for in a manner similiar to a pooling of interests. As such, all historical financial data presented in the annual report has been restated to include both entities for all periods presented. As of December 31, 1996 the Company's only subsidiary was Village.

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

Seasonal Variations In Business

The Bank experiences little or no seasonal variation in it's business due to the retail composition of it's customer base.

Dependence Upon Limited Number Of Customers

The Bank is not materially dependent on any single person, group of persons or organization. The loss of any customer or group of related customers would not have a materially adverse effect on the continued operation of the Bank.

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

Number of Employees

At December 31, 1996, Village had seventy-seven (77) full time equivalent employees. Of these employees two officers of Village provide services to the Company.

Supervision and Regulation

Village is insured by the Federal Deposit Insurance Corporation (FDIC) and is subject to extensive regulation by the FDIC. Village, as a Connecticut state chartered bank, is also subject to regulation by the Connecticut State Banking Commissioner, who is responsible for administering Connecticut banking laws. (Bancorp, as a bank holding company, is also subject to regulation by the Federal Reserve Board.)

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

Until recently most legislation had been aimed at increasing capital levels in the banking industry and restricting business for those who fail to meet adequate capital levels. As the Company is well capitalized the majority of this legislation has had little effect on the operation or financial condition of the Company. Legislation and proposed legislation most recently has been addressing the area of risk, specifically interest rate risk. Essentially it is looking for the banking industry to have a comprehensive risk management process in place, that effectively identifies, measures, monitors and controls interest rate risk exposures. Other regulatory actions focus on risk management (i.e. credit risk) and the proper use of internal controls. Proposed legislation runs a wide gamut of proposals. It is not possible at this time to predict whether or not any such proposals will have any adverse effect on the Company, although management does not expect any material adverse effect on the financial condition of the Company.

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

Village entered into a lease agreement on April 5, 1985 for a branch banking facility at 219 Town Green, Wilton, Connecticut. The leasehold contains two thousand six hundred forty five (2,645) square feet, that the Bank uses for its branch banking office. The lease arrangement is for ten years with two five year extensions options that can be exercised by the Bank. The lease has provisions for consumer price index increases, and the current annual rental expense is $75,343 not including property tax and maintenance charges. This facility was opened November 16, 1985 and is a full service branch banking office.

Village extended a lease agreement on March 31, 1993, for a non-branch operations (back-office) facility at 96 Danbury Road, Ridgefield, Connecticut. The leasehold contains approximately six thousand (6,000) square feet of office space and one thousand (1,000) square feet of storage space. The original lease arrangement was for five years with provisions for two five year extensions, at an annual rental of approximately $90,870, not including property tax and maintenance charges. This lease originally commenced November, 1988, with five percent annual increases. Four stockholders, two of whom are Directors, are affiliated with the partnership which is leasing the facility to the Bank.

Village owns in fee simple a self contained facility at 54 Bridge Street, New Milford, Connecticut. The site contains 0.16 acres. The building has two floors. The first floor, which approximates 1,700 square feet, is the location of the general banking office. The second floor, which approximates 1,524 square feet, will be used for offices and loan originations and closings.

Village has a lease agreement for a branch banking facility at 28 Shelter Rock Road, Danbury, Connecticut, that extends through October 31, 2001. The leasehold contains approximately two thousand four hundred sixty (2,460) square feet. The annual rental is approximately $39,360, not including property and maintenance charges.

Village is in the process of building a three-story, 17,000 square foot building on Parcel 3 of the Danbury Redevelopment Area on National Place, in Danbury, Connecticut, which it will own. Construction is expected to be completed near the end of the second quarter of 1997. The first floor will contain a full service branch banking office. The second and third floor will be used for non-branch operations offices.

Item 3.    Legal Proceedings

There are no material pending legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1996.


                                     PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters

"Capital Stock" on page 35 of the Annual Report to Stockholders for the year ended December 31, 1996 is incorporated herin by reference.

Item 6.    Selected Financial Data

"Selected Financial Data" on page 9 of the Annual Report to Stockholders for the year ended December 31, 1996 is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

"Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 to 13 of the Annual Report to Stockholders for the year ended December 31, 1996 is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

The consolidated financial statements and notes thereto on pages 15 to 32 of the Annual Report to Stockholders for the year ended December 31, 1996 and the Independent Auditors' Report on page 14 are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

Information relating to directors and executive officers of the Registrant and Bank and the information required by this item are included in the proxy statement for the annual meeting of stockholders to be held on April 28, 1997, on pages 11 through 17 and the information required by this item is herein incorporated by reference.

Item 11.   Executive Compensation

Compensation of directors and officers and the information required by this item are included in the proxy statement for the annual meeting of stockholders to be held on April 28, 1997, on pages 18 through 23 and the information required by this item is herein incorporated by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Information relating to security ownership of certain beneficial owners and management as required by this item is included in the proxy statement for the annual meeting of stockholders to be held on April 28, 1997, on pages 6 through 10 and is herein incorporated by reference.

Item 13.   Certain Relationships and Related Transactions

Information of certain relationships and related transactions is included in the proxy statement for the annual meeting of stockholders to be held on April 28, 1997, on pages 15 through 18 and is herein incorporated by reference.


                                     PART IV

Item 14.   Exhibits, Financial Statements

     (a) (1) The following consolidated financial statements and the Independent Auditors' Report included in the Annual Report to Stockholders of Village Bancorp, Inc. and Subsidiaries for the year ended December 31, 1996, are incorporated by reference in Item 8:

          Consolidated Balance Sheets - December 31, 1996 and 1995.

          Consolidated Statements of Income - Years Ended December 31, 1996,
             1995 and 1994.

          Consolidated Statements of Changes in Stockholders' Equity - Years
             Ended December 31, 1996,1995 and 1994.

          Consolidated Statements of Cash Flows - Years Ended December 31, 1996,
             1995 and 1994.

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

     (b) There were no reports on Form 8-K filed for the three months ended December 31, 1996.

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


Village Bancorp, Inc.


By /s/           James R. Umbarger                                      March 27, 1997
---------------------------------------------------------------------------------------------
       James R. Umbarger - Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                                                                      DATE
                                                                      ----

/s/                Edward J. Hannafin                                   March 27, 1997
---------------------------------------------------------------------------------------------
   Edward J. Hannafin - Chairman of the Board & Director

/s/                Nicholas R. DiNapoli                                 March 27, 1997
---------------------------------------------------------------------------------------------
   Nicholas R. DiNapoli - Vice Chairman of the Board & Director

/s/                Robert V. Macklin                                    March 27, 1997
---------------------------------------------------------------------------------------------
   Robert V. Macklin - President, Chief Executive Officer & Director

/s/                Enrico J. Addessi                                    March 27, 1997
---------------------------------------------------------------------------------------------
   Enrico J. Addessi - Secretary of the Board & Director

/s/                Robert Scala                                         March 27, 1997
---------------------------------------------------------------------------------------------
   Robert Scala - Assistant Secretary of the Board & Director

/s/                Jose P. Boa                                          March 27, 1997
---------------------------------------------------------------------------------------------
   Jose P. Boa - Director

/s/                Richard O. Carey                                     March 27, 1997
---------------------------------------------------------------------------------------------
   Richard O. Carey - Director

/s/                Madeline F. Contegni                                 March 27, 1997
---------------------------------------------------------------------------------------------
   Madeline F. Contegni - Director

/s/                Jeanne M. Cook                                       March 27, 1997
---------------------------------------------------------------------------------------------
   Jeanne M. Cook - Director

/s/                Carl Lecher                                          March 27, 1997
---------------------------------------------------------------------------------------------
   Carl Lecher - Director

/s/                Joseph L. Knapp                                      March 27, 1997
---------------------------------------------------------------------------------------------
   Joseph L. Knapp - Director

/s/                Antonio M. Resendes                                  March 27, 1997
---------------------------------------------------------------------------------------------
   Antonio M. Resendes - Director

/s/                Thomas F. Reynolds                                   March 27, 1997
---------------------------------------------------------------------------------------------
   Thomas F. Reynolds - Director

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

3(ii)           By-Laws                              Exhibit 3(b) to Registration
                Statement No. 2-81879
                June 1, 1983

4               Specimen Common                      Exhibit 4 to Form 10-K
                Stock Certificate                    December 31, 1986

10(a)           Lease Dated April 18, 1985           Exhibit 10(a) to Form 10-K
                December 31, 1986

10(b)           Lease Dated March 31, 1988           Exhibit 10(b) to Form 10-K
                December 31, 1988

13              Annual Report to Stockholders        Filed Herewith                        7
                for the year ended
                December 31, 1996

21              Subsidiaries of the Registrant       Filed Herewith                       43