Form 10-Q
period 1997-03-31
VILLAGE BANCORP INC
filed 1997-05-14
CIK 715148

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549



                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                   YES __X __                      NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



          Class                                   Outstanding at April 30, 1997
Common Stock, $3.33 Par Value                              952,317 shares

                              VILLAGE BANCORP, INC.

                                TABLE OF CONTENTS


                                                                        PAGE NO.


PART I. FINANCIAL INFORMATION:


     ITEM 1. Financial Statements

         Condensed Consolidated Balance Sheets
              March 31, 1997 and December 31, 1996 (unaudited). . . . . . . . 1


         Condensed Condolidated Statements of Income For The
              Three Months Ended March 31, 1997 and 1996 (unaudited). . . . . 2


         Condensed Consolidated Statements of Cash Flows For The
              Three Months Ended March 31, 1997 and 1996 (unaudited). . . . . 3


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

VILLAGE BANCORP, INC.

_______________________________________________________________________________

PART I. - FINANCIAL INFORMATION

VILLAGE BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - (UNAUDITED)
--------------------------------------------------------------------------------
ASSETS                                           March 31, 1997   Dec. 31, 1996
                                                 --------------   -------------
                                                          (In thousands)

Cash and due from banks                               $   9,318       $   8,545
Federal funds sold                                        4,450           6,600
                                                      ---------       ---------
Total cash and cash equivalents                          13,768          15,145

Securities:
      Available-for-sale, at fair value                  13,644          15,706
      Held-to-maturity, at amortized cost (fair
      value of $26,345 at March 31, 1997 and
      $17,135 at December 31, 1996)                      26,615          17,198

Federal Home Loan Bank stock, at cost                       712             712
Loans, net of deferred loan fees - Note C               131,320         126,836
Allowance for loan losses                                (1,359)         (1,356)
                                                       --------       ---------
Loans - net                                             129,961         125,480

Loans held for sale                                        --                50
Bank premises and equipment - net                         1,503           1,509
Accrued interest and other assets                         4,959           3,750
                                                      ---------       ---------

TOTAL ASSETS                                           $191,162       $ 179,550
                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
      Noninterest bearing                             $  15,651       $  15,125
      Interest bearing                                  158,007         147,500
                                                      ---------       ---------
      Total deposits                                    173,658         162,625

Accrued interest payable                                  1,230             912
Other liabilities                                           790             716
                                                      ---------       ---------

      Total liabilities                                 175,678         164,253
                                                      ---------       ---------

Stockholders' Equity:
      Common stock,  par value $3.33 per share;
         authorized - 2,000,000  shares,
         issued and outstanding, 952,317 at March 31,
         1997 and 952,117 at Dec. 31, 1996                3,172           3,171
      Additional paid-in capital                          7,997           7,996
      Retained earnings                                   4,381           4,143
      Net unrealized losses on available-
         for-sale securities, net of tax                    (66)            (13)
                                                      ---------       ---------

      Total stockholders' equity                         15,484          15,297
                                                      ---------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY             $ 191,162       $ 179,550
                                                      =========       =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VILLAGE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
--------------------------------------------------------------------------------
                                                THREE MONTHS ENDED MARCH 31,
                                                     1997         1996
                                                 ----------    ----------
                                           (In thousands, except per share data)
INTEREST INCOME:
      Loans, including fees                      $  2,713     $  2,648
      Securities:
         Taxable                                      457          483
         Tax-exempt                                    35           29
      Federal funds sold                              107          133
                                                 --------     --------

      Total interest income                         3,312        3,293

INTEREST EXPENSE ON DEPOSITS                        1,343        1,328
                                                 --------     --------

NET INTEREST INCOME                                 1,969        1,965

PROVISION FOR LOAN LOSSES                              15           30
                                                 --------     --------

NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES                               1,954        1,935
                                                 --------     --------

OTHER INCOME:
      Other operating income                          133          121
                                                 --------     --------
      Total other income                              133          121
                                                 --------     --------

OTHER EXPENSES:
      Salaries and employee benefits                  813          781
      Net occupancy                                   141          153
      Furniture and equipment                          58           70
      Data processing services                        140          129
      Regulatory assessments                            3            1
      Printing, stationery and supplies                40           43
      Other operating expenses                        318          269
                                                 --------     --------
      Total other expenses                          1,513        1,446
                                                 --------     --------

INCOME BEFORE PROVISION FOR INCOME TAXES              574          610
PROVISION FOR INCOME TAXES                            165          218
                                                 --------     --------

NET INCOME                                       $    409     $    392
                                                 ========     ========


PER SHARE DATA - Note E:
Cash dividends declared                          $    .18     $    .15
Net income                                       $    .42     $    .41
Weighted average number of common and
      common equivalent shares outstanding        963,714      957,181

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VILLAGE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
--------------------------------------------------------------------------------
                                                                 Three Months
                                                                Ended March 31,
                                                               1997        1996
                                                              -----       -----
                                                                (In thousands)
OPERATING ACTIVITIES:
Net income                                                  $   409     $   392
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
      Provision for loan losses                                  15          30
      Provision for depreciation and amortization                59          61
      (Accretion)/amortization of security
         premiums/discounts - net                               (13)       (151)
      Net decrease in deferred loan fees                        (21)        (39)
      Increase in interest payable                              318         235
      Increase in accrued income and other assets            (1,172)       (297)
      Increase in other liabilities                              74         208
      Origination of loans held for sale                     (2,499)     (3,367)
      Proceeds from sales of loans                            2,549       3,602
                                                            -------     -------

Net cash (used) provided by operating activities               (281)        674
                                                            -------     -------

INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale securities     2,018       4,086
Proceeds from maturities of held-to-maturity securities           3         501
Purchases of held-to-maturity securities                     (9,453)     (9,263)
Net (increase) decrease in loans                             (4,475)      1,337
Purchases of premises and equipment                             (53)        (36)
                                                            -------     -------

Net cash used in investing activities                       (11,960)     (3,375)
                                                            -------     -------

FINANCING ACTIVITIES:
Net increase in deposits                                     11,033       3,801
Cash dividends                                                 (171)       (143)
Net proceeds from issuance of common stock                        2           6
                                                            -------     -------

Net cash provided by financing activities                    10,864       3,664
                                                            -------     -------


(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (1,377)        963
                                                            -------     -------

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 15,145      17,325
                                                            -------     -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $13,768     $18,288
                                                            =======     =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
      Interest paid on deposits                             $ 1,025     $ 1,093
      Tax payments                                              205         118
      Change in net unrealized losses on
        available-for-sale securities, net of tax               (53)        (47)

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     The Company's consolidated financial statements include the accounts of Village Bancorp, Inc. and its wholly owned sudsidiary The Village Bank & Trust Company ("Village") and have been prepared in accordance with generally accepted accounting principles and conform with predominant practices used within the banking industry.

     Village is engaged in the business of commercial banking and operates four branch banking offices in Fairfield and Litchfield counties in Connecticut, and is principally engaged in lending and deposit gathering activities within these counties.

     While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's 1996 annual report.

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

     (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," specifies accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and for distinguishing whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, except for certain provisions (relating to the accounting for secured borrowings and collateral and the accounting for transfers and servicing or repurchase agreements, dollar rolls, securities lending and similiar transactions) which have been deferred until January 1, 1998 in accordance with SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." The Adoption of these standards has not and is not expected to have a material impact on the Bank's financial statements.

     On March 3, 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. Restatement of all prior-period earnings per share ("EPS") data presented is required when SFAS No. 128 is implemented.

     SFAS No. 128 establishes standards for computing and presenting "Basic" and "Diluted" EPS. SFAS No. 128 states that the "Basic EPS" excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period; "Diluted EPS" reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. "Diluted EPS" is computed similiarly to "Fully Diluted EPS" pursuant to APB Opinion No. 15.

VILLAGE BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
(Continued)
--------------------------------------------------------------------------------
NOTE B - SECURITIES

The amortized cost and the approximate fair values of securities were as follows (in thousands):

                                                                                             March 31, 1997
                                                                   ----------------------------------------------------------------
                                                                   Amortized                   Unrealized                     Fair
                                                                      Cost               Gain              (Loss)             Value
                                                                      ----               ----               ----              -----
SECURITIES HELD-TO-MATURITY
U.S. Treasury Securities                                           $16,505            $    21            $  (214)            $16,312
U.S. Government Agency                                               4,649                  8                (63)              4,594
Mortgage-backed securities
  of U.S. Government agencies                                           61                 --                 --                  61
Obligations of states and
  political subdivisions                                             5,400                 27                (49)              5,378
                                                                   -------            -------            -------             -------
TOTAL                                                              $26,615            $    56            $  (326)            $26,345
                                                                   =======            =======            =======             =======

SECURITIES AVAILABLE FOR SALE
U.S. Treasury Securities                                           $13,296            $     1            $  (110)            $13,187
Mortgage-backed securities
  of U.S. Government agencies                                          414                 --                 (3)                411
Other                                                                   46                 --                 --                  46
                                                                   -------            -------            -------             -------
TOTAL                                                              $13,756            $     1            $  (113)            $13,644
                                                                   =======            =======            =======             =======

                                                                                           December 31, 1996
                                                                   ----------------------------------------------------------------
                                                                   Amortized                   Unrealized                     Fair
                                                                      Cost               Gain              (Loss)             Value
                                                                      ----               ----               ----              -----
SECURITIES HELD-TO-MATURITY
U.S. Treasury Securities                                           $ 9,824            $    31            $   (96)            $ 9,759
Mortgage-backed securities
  of U.S. Government agencies                                        4,735                 15                (34)              4,716
Obligations of states and
  political subdivisions                                             2,639                 37                (16)              2,660
                                                                   -------            -------            -------             -------
TOTAL                                                              $17,198            $    83            $  (146)            $17,135
                                                                   =======            =======            =======             =======


SECURITIES AVAILABLE FOR SALE
U.S. Treasury Securities                                           $15,250            $     6            $   (27)            $15,229
Mortgage-backed securities
  of U.S. Government agencies                                          430                 --                 --                 430
Other                                                                   48                 --                 (1)                 47
                                                                   -------            -------            -------             -------
TOTAL                                                              $15,728            $     6            $   (28)            $15,706
                                                                   =======            =======            =======             =======



VILLAGE BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
(Continued)
--------------------------------------------------------------------------------

At March 31, 1997 and December 31, 1996 securities with a book value of $1,139,000 and $1,140,000, respectively, were pledged to secure public deposits and for other purposes as required by law and banking regulation.


NOTE C - LOANS
                                               March 31, 1997      Dec. 31, 1996
                                               --------------      -------------
                                                         (In thousands)

Real estate                                      $ 107,283          $ 104,561
Commercial and financial                            14,591             12,621
Installment and consumer credit                      9,688              9,917

Deferred loan fees                                    (242)              (263)
                                                 ---------          ---------

Total                                            $ 131,320          $ 126,836
                                                 =========          =========


NOTE D - STANDBY LETTERS OF CREDIT

On March 31, 1997, standby letters of credit totaled $1,793,000.


NOTE E - STOCKHOLDERS' EQUITY

     A $.15 per share cash dividend was distributed February 2, 1996 to stockholders of record on January 19, 1996. An $.18 per share cash dividend was distributed February 7, 1997 to stockholders of record on January 30, 1997.


NOTE F - PENDING ITEMS

     The Bank is in the process of constructing a new building in Danbury, Connecticut. Costs incurred relating to the construction in process aggregated $1,877,000 as of March 31, 1997, and such costs are included in other assets. Construction is expected to be completed early in the third quarter of 1997.

     The Bank is in the process of opening a new branch office in leased space in Westport, Connecticut. The full service office is expected to open in June of 1997.

VILLAGE BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


GENERAL


     Village Bancorp, Inc. (Company) through its only subsidiary, The Village Bank & Trust Company (Village or the Bank) had total assets of $191,162,000 on March 31, 1997 in comparison to total assets of $179,550,000 on December 31, 1996. This is an increase of $11,612,000 or 6.47%.

     For the three month periods ended March 31, 1996 and 1997, the Banks net earnings increased from $392,000 for the 1996 period to $409,000 for the 1997 period. Net interest income increased $4,000 from $1,965,000 for the 1996 period to $1,969,000 for the 1997 period.


ASSETS AND RELATED INCOME ANALYSIS

     Loans outstanding on March 31, 1997 totaled $131,320,000 which is an increase of $4,484,000 (3.5%) from the $126,836,000 outstanding at December 31, 1996. This increase in loans is primarily attributable to a combination of factors. The Bank increased its marketing effort in this area and expanded its adjustable rate product line with a new selection of choices. These new product lines have been well received, and as the Bank generally retains adjustable rate loans for its own portfolio, this contributed to the increase in the mortgage loan area. Loan income increased $65,000 (2.5%) from $2,648,000 at March 31, 1996 to $2,713,000 at March 31, 1997. This increase is due to an increase in average outstanding loans, from $119,880,000 in the 1996 period to $129,227,000 for the 1997 offset by a decrease in the average rate earned, from 8.84% for the 1996 period to 8.40% for the 1997 period.

     Securities, which consists of securities held-to-maturity and securities available-for-sale, increased $7,355,000 (22.4%) from $32,904,000 at December 31, 1996 to $40,259,000 at March 31, 1997. Security income decreased $20,000
(3.9%) from $512,000 in the period ending March 31, 1996 to $492,000 in the 1997 period. This decrease resulted primarily from a decrease in the average dollar amount outstanding from $35,595,000 for the 1996 period to $33,829,000 for the 1997 period, offset by an increase in the average rate earned from 5.75% for the 1996 period to 5.82% for the 1997 period. The Company holds securities held-to-maturity until maturity and does not trade them. Securities classified as available-for-sale are used to compensate for liquidity forecasting deviations.

VILLAGE BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------

     Federal funds sold decreased $2,150,000 (32.6%) from $6,600,000 at December 31, 1996 to $4,450,000 at March 31, 1997. Federal funds sold income decreased $26,000 (19.5%) from $133,000 for the 1996 period to $107,000 for the 1997 period, primarily due to a decrease in the average dollar amount outstanding from $9,989,000 in the 1996 period to $8,325,000 for the 1997 period coupled with a decrease in the average rate earned from 5.33% in the 1996 period to 5.14% in the 1997 period.


LIABILITIES AND RELATED EXPENSE ANALYSIS

     Deposits  increased  $11,033,000  (6.8%) from  $162,625,000 at December 31,
1996 to $173,658,000 at March 31, 1997. Interest on deposits increased $15,000 (1.1%) from $1,328,000 for the 1996 period to $1,343,000 for the 1997 period.
This increase is primarily attributable to an increase in the average outstandings from $159,728,000 for the 1996 period to $167,069,000 for the 1997 period offset by a decrease in the average rate paid from 3.33% in the 1996 period to 3.21% in the 1997 period.

     Other operating expense increased $49,000 (18.2%) from $269,000 in the 1996 period to $318,000 in the 1997 period, primarily as a result of a $29,000 increase in advertising expense and a $14,000 increase in public relations expense. These expenses are part of an increased effort to market the Bank and its services.


LIQUIDITY

     Liquidity is the ability to provide funds for loan requests, unexpected deposit outflows and meeting other recurring financial obligations. Cash and cash equivalents at March 31, 1997 were $13,768,000 or 7.2% of total assets as compared to $15,145,000 or 8.4% of total assets at December 31, 1996. The Bank also maintains excess stored liquidity reserves to compensate for liquidity forecasting deviations. These reserves are comprised of investment grade securities that are highly marketable and liquid. The primary sources of liquidity, cash and due from banks and federal funds sold, have historically surpassed the liquidity needs of the Company. Management closely monitors the Bank's liquidity/cash flow position and does not anticipate any liquidity problems in the future.

VILLAGE BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------


CAPITAL RESOURCES


The table below lists the minimum capital requirements along with the Bank's capital position at March 31, 1997:

Capital                              Minimum Capital             Bank's Capital
Standard                               Requirement                  Position
--------                               -----------                  --------

Total capital to risk
weighted assets                           8.0%                       13.54%

Stockholders' equity to
risk weighted assets                      4.0%                       14.72%

Leverage ratio                         3.0 - 5.0%                     8.44%


FORWARD-LOOKING STATEMENTS

     The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to March 31, 1997. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

     In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements; competitive pressures on loan and deposit product pricing; other actions of competitors; changes in economic conditions; the extent and timing of actions of the Federal Reserve Board; customer deposit disintermediation; changes in customers' acceptance of the Company's products and services; and the extent and timing of legislative and regulatory actions and reform.

     The Company's forward-looking statements speak only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events of circumstances.

VILLAGE BANCORP, INC.

________________________________________________________________________________

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

     (a) The Annual Meeting of Stockholders was held on April 28, 1997 at the offices of The Village Bank & Trust Company. There were no solicitations in opposition to any of management's nominees for directors or other motions acted on at the meeting.

     (b) To elect six members of the Board of Directors to serve until the Annual Meeting of Stockholders after their terms expire, or until their successors are duly elected and qualified.

     All nominees for Directors were elected to their terms:

         Jose P. Boa                                  3 Year Term (2000)
         Robert V. Macklin                            3 Year Term (2000)
         Antonio M. Resendes                          3 Year Term (2000)
         James R. Umbarger Jr.                        3 Year Term (2000)
         Edward J. Hannafin                           2 Year Term (1999)
         Nicholas R. DiNapoli                         1 Year Term (1998)

     Directors whose terms of office continued and the expiration date of their terms are as follows:

         Enrico J. Addessi       1999            Richard O. Carey      1998
         Madeline F. Contegni    1998            Jeanne M. Cook        1999
         Joseph L. Knapp         1999            Carl Lecher           1998
         Thomas F. Reynolds      1999            Robert Scala          1998

     (c) To increase the authorized number of common shares from 2,000,000 to 10,000,000 shares.
                Votes Cast
             For                 602,944
             Against              62,263
             Abstain               7,960

     (d) To ratify the appointment of an independent public accountant (Deloitte & Touche LLP, Stamford, Connecticut) as auditors for 1997.
                Votes Cast
             For                 632,227
             Against              37,513
             Abstain               3,427

VILLAGE BANCORP, INC.

_______________________________________________________________________________

PART II. - OTHER INFORMATION - Continued


Item 5.  Other Information                        Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits - None

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Village Bancorp, Inc.
                                            ----------------------------------
                                                  (Registrant)






Date:   May 12, 1997                   /s/ Robert V. Macklin
      ----------------                 ---------------------------------------
                                         Robert V. Macklin, President and
                                              Chief Executive Officer





Date:   May 12, 1997                   /s/ James R. Umbarger
      ----------------                 ---------------------------------------
                                       James R. Umbarger, Executive Vice Pres.
                                             and Chief Financial Officer