Form 10-Q
period 1997-06-30
VILLAGE BANCORP INC
filed 1997-08-14
CIK 715148

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                         YES _X_              NO___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           CLASS                                  OUTSTANDING AT JULY 31, 1997
COMMON STOCK, $3.33 PAR VALUE                             952,317 SHARES

                              VILLAGE BANCORP, INC.

                                TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------


PART I. FINANCIAL INFORMATION:


     ITEM 1. Financial Statements

       Condensed Consolidated Balance Sheets
          June 30, 1997 and December 31, 1996 (unaudited) ....................1

       Condensed Consolidated Statements of Income For The
          Three Months Ended June 30, 1997 and 1996 (unaudited)
          Six Months Ended June 30, 1997 and 1996 (unaudited) ................2

       Condensed Consolidated Statements of Cash Flows For The
          Six Months Ended June 30, 1997 and 1996 (unaudited) ................3

       Notes to Condensed Consolidated Financial Statements
          (unaudited) ........................................................4


     ITEM 2. Management's Discussion and Analysis of Financial
       Condition and Results of Operations ...................................9



PART II.  OTHER INFORMATION:


     ITEM 1. Legal Proceedings ..............................................14

     ITEM 2. Changes in Securities ..........................................14

     ITEM 3. Defaults Upon Senior Securities ................................14

     ITEM 4. Results of votes of Security Holders ...........................14

     ITEM 5. Other Information ..............................................14

     ITEM 6. (a). Exhibits ..................................................14

             (b). Reports on Form 8-K .......................................14


SIGNATURES ..................................................................15

VILLAGE BANCORP, INC.

--------------------------------------------------------------------------------

PART I. - FINANCIAL INFORMATION

VILLAGE BANCORP, INC.

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

ASSETS                                                  June 30,        Dec. 31,
                                                          1997           1996
                                                       ---------      ---------
                                                       (Unaudited)
                                                             (In thousands)

Cash and due from banks                                $  11,018      $   8,545
Federal funds sold                                         4,350          6,600
                                                       ---------      ---------
Total cash and cash equivalents                           15,368         15,145

Securities:
  Available-for-sale (at fair value)                      13,563         15,706
  Held-to-maturity (fair value of
  $27,613 at June 30, 1997 and
  $17,135 at December 31, 1996)                           27,707         17,198

Federal Home Loan Bank stock, at cost                        782            712
Loans, net of deferred loan fees - Note C                132,195        126,836
Allowance for loan losses                                 (1,344)        (1,356)
                                                       ---------      ---------
Loans - net                                              130,851        125,480

Loans held for sale                                         --               50
Bank premises and equipment - net                          1,466          1,509
Accrued interest and other assets                          6,044          3,750
                                                       ---------      ---------
TOTAL ASSETS                                            $195,781      $ 179,550
                                                        ========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest bearing                                  $  19,940      $  15,125
  Interest bearing                                       158,188        147,500
                                                       ---------      ---------
  Total deposits                                         178,128        162,625

Accrued interest payable                                   1,360            912
Other liabilities                                            617            716
                                                       ---------      ---------

  Total liabilities                                      180,105        164,253
                                                       ---------      ---------

Stockholders' Equity:
  Common stock, par value $3.33 per share;
      authorized - 10,000,000  shares,
      issued and outstanding, 952,317 at June 30,
      1997 and 952,117 at December 31, 1996                3,172          3,171
  Additional paid-in capital                               7,997          7,996
  Retained earnings                                        4,524          4,143
  Net unrealized losses on available-
     for-sale securities, net of tax                         (17)           (13)

                                                       ---------      ---------
  Total stockholders' equity                              15,676         15,297

                                                       ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 195,781      $ 179,550
                                                       =========      =========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VILLAGE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                               (UNAUDITED)             (UNAUDITED)
                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                  JUNE 30,              JUNE 30,
                                              1997       1996       1997       1996
                                           --------   --------   --------   --------
                                              (In thousands, except per share data)

INTEREST INCOME:
      Loans, including fees                $  2,832   $  2,555   $  5,545   $  5,203
      Investment securities:
         Taxable                                490        526        947      1,009
         Tax-exempt                              73         30        108         59
      Federal funds sold                         98         51        205        184
                                           --------   --------   --------   --------

      Total interest income                   3,493      3,162      6,805      6,455

INTEREST EXPENSE ON DEPOSITS                  1,452      1,229      2,795      2,557
                                           --------   --------   --------   --------

NET INTEREST INCOME                           2,041      1,933      4,010      3,898

PROVISION FOR LOAN LOSSES                        15         30         30         60
                                           --------   --------   --------   --------

NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES                         2,026      1,903      3,980      3,838
                                           --------   --------   --------   --------

OTHER INCOME:
      Security gains/(losses) - net              --          2         --          2
      Other operating income                    137        126        270        247
                                           --------   --------   --------   --------
      Total other income                        137        128        270        249
                                           --------   --------   --------   --------

OTHER EXPENSES:
      Salaries and employee benefits            862        725      1,675      1,506
      Net occupancy                             185        142        326        295
      Furniture and equipment                    62         65        120        135
      Data processing services                  139        132        279        261
      Regulatory assessments                      7          1         10          2
      Printing, stationery and supplies          59         37         99         80
      Other operating expenses                  340        296        658        565
                                           --------   --------   --------   --------
      Total other expenses                    1,654      1,398      3,167      2,844
                                           --------   --------   --------   --------

INCOME BEFORE PROVISION FOR INCOME TAXES        509        633      1,083      1,243
PROVISION FOR INCOME TAXES                      194        212        359        430
                                           --------   --------   --------   --------

NET INCOME                                 $    315   $    421   $    724   $    813
                                           ========   ========   ========   ========

PER SHARE DATA - Note E:
Cash dividends declared                    $    .18   $    .17   $    .36   $    .32
Net income                                 $    .33   $    .44   $    .75   $    .85
Weighted average number of common
  and common equivalent
  shares outstanding                        965,659    958,345    965,610    957,705


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VILLAGE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
--------------------------------------------------------------------------------


                                                              (Unaudited)
                                                       Six Months Ended June 30,
                                                             1997        1996
                                                           --------    --------
OPERATING ACTIVITIES:                                         (In thousands)
Net income                                                 $    724    $    813
Adjustments to reconcile net income to net cash
 (used in) provided by operating activities:
      Provision for loan losses                                  30          60
      Provision for depreciation and amortization               117         122
      (Accretion) amortization of investment security
      premiums discounts - net                                  (67)       (230)
      Net decrease in deferred loan fees                        (45)        (54)
      Increase (decrease) in interest payable                   448        (236)
      Increase in accrued interest and other assets          (2,290)       (369)
      (Decrease) increase in other liabilities                  (99)        189
      Origination of loans for sale                          (5,309)     (4,944)
      Proceeds from sales of loans                            5,359       5,266
                                                           --------    --------

Net cash (used in) provided by operating activities          (1,132)        617
                                                           --------    --------

INVESTING ACTIVITIES:
Proceeds from sales of available-for-sale securities           --         2,025
Proceeds from maturities of available-for-sale securities     5,043       9,151
Proceeds from maturities of held-to-maturity securities         332       5,524
Purchases of available-for-sale securities                   (2,852)     (5,178)
Purchases of held-to-maturity securities                    (10,830)     (9,433)
Purchase of Federal Home Loan Bank stock                        (70)       --
Net (increase) decrease in loans                             (5,356)      1,300
Purchases of premises and equipment                             (74)       (135)
                                                           --------    --------

Net cash (used in) provided by investing activities         (13,807)      3,254
                                                           --------    --------

FINANCING ACTIVITIES:
Net increase (decrease) in deposits                          15,503      (2,758)
Cash dividends                                                 (343)       (304)
Net proceeds from issuance of common stock                        2           6
                                                           --------    --------

Net cash provided by (used in) financing activities          15,162      (3,056)
                                                           --------    --------

INCREASE IN CASH AND CASH EQUIVALENTS                           223         815
                                                           --------    --------

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 15,145      17,325
                                                           --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 15,368    $ 18,140
                                                           ========    ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
      Interest paid on deposits                            $  2,347    $  2,793
      Tax payments                                              589         478
      Change in net unrealized losses on
      available-for-sale securities, net of tax                  (4)       (113)

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VILLAGE BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
--------------------------------------------------------------------------------


NOTE A - BASIS OF PRESENTATION


In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary, consisting only of normal recurring accruals, to present fairly the financial position, the results of operations, cash flows and the changes in financial position of Village Bancorp, Inc. (the "Company") for the periods presented. In preparing such financial statements, management is required to make estimates and assumptions that effect the reported amounts. Actual results could differ significantly from these estimates.

The Company's consolidated financial statements include the accounts of Village Bancorp, Inc. and its wholly owned subsidiary The Village Bank & Trust Company ("Village" or the "Bank") and have been prepared in accordance with generally accepted accounting principles and conform with predominant practices used within the banking industry.

Village is engaged in the business of commercial banking and operates five branch banking offices in Fairfield and Litchfield counties in Connecticut, and is principally engaged in lending and deposit gathering activities within these counties.

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

VILLAGE BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
--------------------------------------------------------------------------------


     SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," specifies accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and for distinguishing whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, except for certain provisions (relating to the accounting for secured borrowings and collateral and the accounting for transfers and servicing of repurchase agreements, dollar rolls, securities lending and similiar transactions) which have been deferred until January 1, 1998 in accordance with SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." The adoption of these standards has not and is not expected to have a material impact on the Bank's financial statements.

     On March 3, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 is effective for financial statements issued for periods ending after December 31, 1997, including interim periods. Earlier application is not permitted. Restatement of all prior-period earnings per share ("EPS") data presented is required when SFAS No. 128 is implemented. SFAS No. 128 establishes standards for computing and presenting "Basic" and "Diluted" EPS. SFAS No. 128 states that the "Basic EPS" excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period; "Diluted EPS" reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. "Diluted EPS" is computed similiarly to "Fully Diluted EPS" pursuant to APB Opinion No. 15.

     In June 1997, the Financial Accounting Standards Board issued two new accounting standards, Statement of Financial Standards No. 130 "Reporting Comprehensive Income" ("SFAS" No. 130") and Statement of Financial Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131").

     SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as are the financial statments. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes and equity during a period, except those resulting from investments by owners and distributions to owners."

VILLAGE BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
--------------------------------------------------------------------------------


     SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments and annual financial statements and requires that those enterprises report selected information about operating segments and interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The statement requires that public business enterprises report a measure of segment profit or loss, certain specific revenue expense items and segment assets. It also requires that information be reported about revenues derived from the enterprises' products or services, or about the countries in which the enterprises earn revenues and holds assets, and about major customers, regardless whether that information is used in making operating decisions. This statement is effective for financial statements for periods beginning after December 31, 1997.

     Both of these statements require disclosures that the Company must make in its financial statements or notes thereto. Accordingly, implementation of these statements will not have any significant effect on the results of operation or financial condition, as currently reported by the Company.


NOTE B - SECURITIES


The amortized cost and the approximate fair values of securities were as follows (in thousands):

                                                      (Unaudited)
                                                     June 30, 1997
                                      ------------------------------------------
                                      Amortized       Unrealized         Fair
                                         Cost       Gain      (Loss)      Value
                                       -------    -------    -------     -------
SECURITIES HELD-TO-MATURITY
U.S. Treasury Securities               $16,259    $    26    $  (115)    $16,170
U.S. Government Agency                   4,626         10        (30)      4,606
Mortgage-backed securities of
  U.S. Government agencies                  57          1       --            58
Obligations of states and
  political subdivision                  6,765         44        (30)      6,779
                                       -------    -------    -------     -------
TOTAL                                  $27,707    $    81    $  (175)    $27,613
                                       =======    =======    =======     =======

VILLAGE BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
(Continued)
--------------------------------------------------------------------------------


SECURITIES AVAILABLE-FOR-SALE
-----------------------------
U.S. Treasury Securities                  $13,158   $     4   $   (35)   $13,127
Mortgage-backed Securities
  of U.S. Government agencies                 393         1      --          394
Other                                          42      --        --           42
                                          -------   -------   -------    -------
TOTAL                                     $13,593   $     5   $   (35)   $13,563
                                          =======   =======   =======    =======


                                                      December 31, 1996
                                         --------------------------------------
                                         Amortized       Unrealized       Fair
                                            Cost      Gain     (Loss)     Value
                                          -------   -------   -------    -------
SECURITIES HELD-TO-MATURITY
---------------------------
U.S. Treasury Securities                  $ 9,824   $    31   $   (96)   $ 9,759
Mortgage-backed securities of
  U.S. Government agencies                  4,735        15       (34)     4,716
Obligations of states and
  political subdivision                     2,639        37       (16)     2,660
                                          -------   -------   -------    -------
TOTAL                                     $17,198   $    83   $  (146)   $17,135
                                          =======   =======   =======    =======


SECURITIES AVAILABLE-FOR-SALE
-----------------------------
U.S. Treasury Securities                  $15,250   $     6   $   (27)   $15,229
Mortgage-backed securities of
  U.S. Government agencies                    430      --        --          430
Other                                          48      --          (1)        47
                                          -------   -------   -------    -------
TOTAL                                     $15,728   $     6   $   (28)   $15,706
                                          =======   =======   =======    =======


At June 30, 1997 and December 31, 1996 securities with a book value of $1,137,000 and $1,140,000, respectively, were pledged to secure public deposits and for other purposes as required by law and banking regulation.


NOTE C - LOANS
                                                 June 30, 1997    Dec. 31, 1996
                                                 -------------    -------------
                                                            (In thousands)

Real estate                                          $ 108,785        $ 104,561
Commercial and financial                                15,146           12,621
Installment and consumer credit                          8,482            9,917
Deferred loan fees                                        (218)            (263)
                                                     ---------        ---------
TOTAL                                                $ 132,195        $ 126,836
                                                     =========        =========

VILLAGE BANCORP, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
(Continued)
--------------------------------------------------------------------------------


The recorded investment in loans considered to be impaired at June 30, 1997 and December 31, 1996 was $1,516,000 and $1,576,000, respectively. Specific valuation allowances for these loans was $207,000 and $215,000 at June 30, 1997 and December 31, 1996, respectively. Generally, the fair value of impaired of loans was determined using the fair value of the underlying collateral.


NOTE D - STANDBY LETTERS OF CREDIT


On June 30, 1997, standby letters of credit totaled $1,885,000.


NOTE E - STOCKHOLDERS' EQUITY


     A $.15 per share cash dividend was distributed February 2, 1996 to stockholders of record on January 19, 1996. A $.17 per share cash dividend was distributed May 3, 1996 to stockholders of record on April 25, 1996.

     An $.18 per share cash dividend was distributed February 7, 1997 to stockholders of record on January 30, 1997. An $.18 per share cash dividend was distributed May 2, 1997 to stockholders of record on April 25, 1997.


NOTE F - PENDING ITEMS


     The Bank finished construction of a new building in Danbury, Connecticut. A full-service branch office on the first floor opened for business in this new building on July 14, 1997. Costs incurred relating to the construction of this building aggregated $2,960,000 as of June 30, 1997, and such costs are included in other assets.

The Bank opened a new full-service branch office on June 18, 1997 in leased space in Westport, Connecticut.

VILLAGE BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


GENERAL


     Village Bancorp, Inc. (the "Company") through its only subsidiary, The Village Bank & Trust Company ("Village" or the "Bank") had total assets of $195,781,000 on June 30, 1997 in comparison to total assets of $179,550,000 on December 31, 1996. This is an increase of $16,231,000 or 9.0%.

     For the three month periods ended June 30, 1996 and 1997, the Company's net income decreased from $421,000 for the 1996 period to $315,000 for the 1997 period. Net interest income increased $108,000 (5.6%) from $1,933,000 for the 1996 period to $2,041,000 for the 1997 period.

     For the six month periods ended June 30, 1996 and 1997, the Company's net income decreased from $813,000 for the 1996 period to $724,000 for the 1997 period. Net interest income increased $112,000 (2.9%) from $3,898,000 for the 1996 period to $4,010,000 for the 1997 period.


ASSETS AND RELATED INCOME ANALYSIS (Six Month Comparison)


     Loans outstanding on June 30, 1997 totaled $132,195,000 which is an increase of $5,359,000 (4.2%) from the $126,836,000 outstanding at December 31, 1996. This increase in loans is primarily attributable to a combination of factors. The Bank increased its marketing effort in this area and expanded its adjustable rate product line with a new selection of choices. These new product lines have been well received, and as the Bank generally retains adjustable rate loans for its own portfolio, this contributed to the increase in the mortgage loan area. Loan income increased $342,000 (6.6%) from $5,203,000 for the 1996 period to $5,545,000 for the 1997 period. This increase is due to an increase in average outstanding loans from $119,336,000 in the 1996 period to $130,430,000 in the 1997 period offset by a decrease in the average rate earned from 8.72% in the 1996 period to 8.50% in the 1997 period.

     Securities, which consist of securities held-to-maturity and securities available-for-sale, increased $8,366,000 (25.4%) from $32,904,000 at December 31, 1996 to $41,270,000 at June 30, 1997. Security income decreased $13,000
(.1%) from $1,068,000 in the period ending June 30, 1996 to $1,055,000 in the 1997 period. This decrease was due to a slight decrease in the average dollar amount of securities held, from $37,244,000 in the 1996 period to $36,625,000 in the 1997 period, offset by an increase in the average rate earned from 5.74% in the 1996 period to 5.76% in the 1997 period. The Company

VILLAGE BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------


holds securities held-to-maturity until maturity and does not trade them. Securities classified as available-for-sale are used to compensate for liquidity forecasting deviations.

     Federal funds sold decreased $2,250,000 (34.1%) from $6,600,000 at December 31, 1996 to $4,350,000 at June 30, 1997. Federal funds sold income increased $21,000 (11.4%) from $184,000 for the 1996 period to $205,000 for the 1997 period, primarily due to an increase in the average dollar amount outstanding from $6,968,000 in the 1996 period to $7,825,000 in the 1997 period, offset by a decrease in the average rate earned from 5.28% in the 1996 period to 5.24% for the 1997 period.


LIABILITIES AND RELATED EXPENSE ANALYSIS (Six Month Comparison)


     Deposits  increased  $15,503,000  (9.5%) from  $162,625,000 at December 31,
1996 to $178,128,000 at June 30, 1997. Interest on deposits increased $238,000 (9.3%) from $2,557,000 for the 1996 period to $2,795,000 for the 1997 period.
This increase was primarily attributable to an increase in the average outstandings from $157,878,000 for the 1996 period to $171,005,000 for the 1997 period, coupled with an increase in the average rate paid from 3.24% in the 1996 period to 3.27% in the 1997 period.

     Salary and employee benefit expense increased $169,000 (11.2%) from $1,506,000 in the 1996 period to $1,675,000 in the 1997 period primarily as a result of increased staff levels as a result of growth of the Bank and staffing for the two new branch offices.

     Printing, stationery and supplies expense increased $19,000 (23.8%) from $80,000 in the 1996 period to $99,000 in the 1997 period primarily as a result of growth and purchasing for the new branch offices.

     Other operating expenses increased $93,000 (16.5%) from $565,000 in the 1996 period to $658,000 in the 1997 period primarily as a result of an increase in the Bank's marketing efforts, whereby advertising expense increased $37,000 and public relations expense increased $20,000.


ASSETS AND RELATED INCOME ANALYSIS (Three Month Comparison)


     Loans outstanding increased $875,000 (.7%) during the three month period ended June 30, 1997. This compares to the $45,000 increase in

VILLAGE BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------


the 1996 period. Loan income increased $277,000 (10.8%) from $2,555,000 for the 1996 period to $2,832,000 for the 1997 period. This increase is due to an increase in the average outstanding loans from $118,791,000 for the 1996 period to $131,633,000 for the 1997 period along with a slight increase in the average rate earned from 8.60% for the 1996 period to 8.61% for the 1997 period.

     Securities, which consist of securities held-to-maturity and securities available-for-sale, increased $1,011,000 (2.5%) during the 1997 period as compared to a decrease of $6,804,000 (17.3%) for the 1996 period. Security income increased from $556,000 for the 1996 period to $563,000 for the 1997 period, primarily as a result of an increase in the average dollar amount of securities held from $38,894,000 for the 1996 period to $39,422,000 for the 1997 period, offset by a decrease in the average rate earned from 5.72% for the 1996 period to 5.71% for the 1997 period.

     Federal funds sold decreased $100,000 (2.2%) during the 1997 period as compared to a decrease of $1,150,000 (11.8%) for the 1996 period. Federal funds sold income increased $47,000 (92.2%) from $51,000 in the 1996 period to $98,000 in the 1997 period primarily as a result of an increase in the average dollar amount outstanding from $3,947,000 for the 1996 period as compared to $7,325,000 for the 1997 period coupled with an increase in the average rate earned of 5.17% for the 1996 period as compared to 5.35% for the 1997 period.


LIABILITIES AND RELATED EXPENSE ANALYSIS (Three Month Comparison)


     Deposits increased $4,470,000 (2.6%) during the 1997 period as compared to a decrease of $6,559,000 (4.0%) for the 1996 period. Interest on deposits increased $223,000 (18.1%) from $1,229,000 for the 1996 period to $1,452,000 for the 1997 period. This increase is mainly attributable to an increase in the average dollar amount outstanding from $156,085,000 for the 1996 period to $174,940,000 for the 1997 period coupled with an increase in the average rate paid from 3.15% in the 1996 period to 3.32% in the 1997 period.


LIQUIDITY


     Liquidity is the ability to provide funds for loan requests, unexpected deposit outflows and meeting other recurring financial obligations. Cash and cash equivalents at June 30, 1997 were $15,368,000 or 7.8% of total assets as compared to $15,145,000 or 8.4% of total assets at December 31, 1996. The Bank also maintains excess

VILLAGE BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------


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


CAPITAL RESOURCES


     The table below lists the minimum capital requirements along with the Company's capital position at June 30, 1997:

 Capital                     Minimum  Capital        Company's Capital
 Standard                      Requirement               Position
----------                   ----------------        -----------------

Total capital to risk
 weighted assets                 8.00%                    14.19%

Stockholders' equity to
 risk weighted assets            4.00%                    13.07%

Leverage ratio                3.0 - 5.0%                   8.12%


FORWARD-LOOKING STATEMENTS

     The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to June 30, 1997. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

     The Company's forward-looking statements speak only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

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


Item 3. Defaults Upon Senior Securities           Not Applicable


Item 4. Results of Votes of Security Holders      Not Applicable


Item 5. Other Information                         Not Applicable


Item 6. Exhibits and Reports on Form 8-K


     (a)  Exhibits - None

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Village Bancorp, Inc.
                                            ---------------------
                                                (Registrant)






Date:  August 12, 1997        /s/ Robert V. Macklin
       ---------------        ---------------------
                                 Robert V. Macklin - President
                                  and Chief Executive Officer





Date:  August 12, 1997        /s/ James R. Umbarger
       ---------------        ---------------------
                                James R. Umbarger - Executive Vice
                               President and Chief Financial Officer