Form 10-Q
period 1997-09-30
VILLAGE BANCORP INC
filed 1997-11-14
CIK 715148

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


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

                         YES __X__          NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



            CLASS                        OUTSTANDING AT OCTOBER 31, 1997
            -----                        -------------------------------
 COMMON STOCK, $3.33 PAR VALUE                   954,317 SHARES

                             VILLAGE BANCORP, INC.

                               TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION:

     ITEM 1.  Financial Statements

          Condensed Consolidated Balance Sheets
            Sept. 30, 1997 and December 31, 1996 (unaudited)  . . . .       1

          Condensed Consolidated Statements of Income For The
            Three Months Ended Sept. 30, 1997 and 1996 (unaudited)
            Nine Months Ended Sept. 30, 1997 and 1996 (unaudited) . .       2

          Condensed Consolidated Statements of Cash Flows For The
            Nine Months Ended Sept. 30, 1997 and 1996 (unaudited) . .       3

          Notes to Condensed Consolidated Financial Statements
            (unaudited) . . . . . . . . . . . . . . . . . . . . . . .       4


     ITEM 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations . . . . . . . . .       9


PART II.  OTHER INFORMATION:


     ITEM 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . .      14

     ITEM 2.  Changes in Securities . . . . . . . . . . . . . . . . .      14

     ITEM 3.  Defaults Upon Senior Securities . . . . . . . . . . . .      14

     ITEM 4.  Results of votes of Security Holders  . . . . . . . . .      14

     ITEM 5.  Other Information . . . . . . . . . . . . . . . . . . .      14

     ITEM 6.  (a).  Exhibits  . . . . . . . . . . . . . . . . . . . .      14

              (b).  Reports on Form 8-K . . . . . . . . . . . . . . .      14


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15

VILLAGE BANCORP, INC.

--------------------------------------------------------------------------------

PART  I. - FINANCIAL INFORMATION

VILLAGE BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
ASSETS                                           Sept. 30, 1997    Dec. 31, 1996
------                                           --------------    -------------
                                                   (Unaudited)
                                                         (In thousands)

Cash and due from banks                             $  15,290        $   8,545
Federal funds sold                                      5,750            6,600
                                                    ---------        ---------
Total cash and cash equivalents                        21,040           15,145

Securities:
  Available-for-sale (at fair value)                   12,640           15,706
  Held-to-maturity (fair value of
  $35,810 at Sept. 30, 1997 and
  $17,135 at December 31, 1996)                        35,730           17,198

Federal Home Loan Bank stock, at cost                     782              712
Loans, net of deferred loan fees - Note C             139,793          126,836
Allowance for loan losses                              (1,328)          (1,356)
                                                    ---------        ---------
Loans - net                                           138,465          125,480

Loans held for sale                                        --               50
Bank premises and equipment - net                       5,305            1,509
Accrued interest and other assets                       2,908            3,750
                                                    ---------        ---------
TOTAL ASSETS                                        $ 216,870        $ 179,550
                                                    =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
  Noninterest bearing                               $  20,850        $  15,125
  Interest bearing                                    177,839          147,500
                                                    ---------        ---------
  Total deposits                                      198,689          162,625

Accrued interest payable                                1,568              912
Other liabilities                                         842              716
                                                    ---------        ---------
  Total liabilities                                   201,099          164,253
                                                    ---------        ---------
Stockholders' Equity:
  Common stock, par value $3.33 per share;
    authorized - 10,000,000 shares, issued
    and outstanding, 952,317 at Sept. 30,
    1997 and 952,117 at December 31, 1996               3,172            3,171
  Additional paid-in capital                            7,997            7,996
  Retained earnings                                     4,584            4,143
  Net unrealized gains (losses) on available-
    for-sale securities, net of tax                        18              (13)
                                                    ---------        ---------
  Total stockholders' equity                           15,771           15,297
                                                    ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 216,870        $ 179,550
                                                    =========        =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VILLAGE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                      (UNAUDITED)                 (UNAUDITED)
                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       SEPT. 30,                     SEPT. 30,
                                                 1997           1996            1997           1996
                                              ---------      ---------       ---------      ---------
                                                       (In thousands, except per share data)
INTEREST INCOME:
  Loans, including fees                       $   3,000      $   2,633       $   8,545      $   7,836
  Investment securities:
    Taxable                                         539            456           1,486          1,465
    Tax-exempt                                       91             33             199             92
  Federal funds sold                                 87             43             292            227
                                              ---------      ---------       ---------      ---------
  Total interest income                           3,717          3,165          10,522          9,620

INTEREST EXPENSE ON DEPOSITS                      1,611          1,170           4,406          3,727
                                              ---------      ---------       ---------      ---------
NET INTEREST INCOME                               2,106          1,995           6,116          5,893

PROVISION FOR LOAN LOSSES                            15             30              45             90
                                              ---------      ---------       ---------      ---------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                 2,091          1,965           6,071          5,803
                                              ---------      ---------       ---------      ---------

OTHER INCOME:
  Security gains/(losses) - net                      --             (7)             --             (5)
  Other operating income                            149            124             419            371
                                              ---------      ---------       ---------      ---------
  Total other income                                149            117             419            366
                                              ---------      ---------       ---------      ---------

OTHER EXPENSES:
  Salaries and employee benefits                    919            768           2,594          2,274
  Net occupancy                                     235            136             561            431
  Furniture and equipment                            95             67             215            202
  Data processing services                          159            137             438            398
  Regulatory assessments                              5              1              15              3
  Printing, stationery and supplies                  74             46             173            126
  Other operating expenses                          400            419           1,058            984
                                              ---------      ---------       ---------      ---------
  Total other expenses                            1,887          1,574           5,054          4,418
                                              ---------      ---------       ---------      ---------

INCOME BEFORE PROVISION FOR INCOME TAXES            353            508           1,436          1,751
PROVISION FOR INCOME TAXES                          122             50             481            480
                                              ---------      ---------       ---------      ---------
NET INCOME                                    $     231      $     458       $     955      $   1,271
                                              =========      =========       =========      =========
PER SHARE DATA - Note E:
Cash dividends declared                       $     .18      $     .17       $     .54      $     .49
Net income                                    $     .24      $     .48       $     .98      $    1.33
Weighted average number of common
  and common equivalent
  shares outstanding                            970,295        958,375         970,074        957,447

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VILLAGE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
--------------------------------------------------------------------------------

                                                                       (Unaudited)
                                                               Nine Months Ended Sept. 30,
                                                                  1997             1996
                                                                --------         --------
OPERATING ACTIVITIES:                                                (In thousands)
---------------------
Net income                                                      $    955         $  1,271
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                         45               90
    Provision for depreciation and amortization                      227              183
    (Accretion) amortization of investment security
      premiums discounts - net                                      (153)            (224)
    Net decrease in deferred loan fees                               (32)              (8)
    Increase (decrease) in accrued interest payable                  656              (62)
    Decrease (increase) in accrued int. and other assets             842           (1,159)
    Increase in other liabilities                                    126              454
    Origination of loans held for sale                            (2,376)          (6,428)
    Proceeds from sales of loans                                   2,426            6,830
                                                                --------         --------
Net cash provided by operating activities                          2,716              947
                                                                --------         --------

INVESTING ACTIVITIES:
---------------------
Proceeds from sales of available-for-sale securities                  --            2,177
Proceeds from maturities of avail.-for-sale securities             6,067           13,732
Proceeds from maturities of held-to-maturity securities              990            5,775
Purchases of available-for-sale securities                        (2,852)          (8,207)
Purchases of held-to-maturity securities                         (19,487)          (9,433)
Purchase of Federal Home Loan Bank stock                             (70)              --
Net increase in loans                                            (12,998)          (5,782)
Purchases of premises and equipment                               (4,023)            (155)
                                                                --------         --------
Net cash used in investing activities                            (32,373)          (1,893)
                                                                --------         --------
FINANCING ACTIVITIES:
---------------------
Net increase (decrease) in deposits                               36,064           (4,032)
Cash dividends                                                      (514)            (466)
Net proceeds from issuance of common stock                             2               15
                                                                --------         --------
Net cash provided by (used in) financing activities               35,552           (4,483)
                                                                --------         --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   5,895           (5,429)
                                                                --------         --------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      15,145           17,325
                                                                --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 21,040         $ 11,896
                                                                ========         ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid on deposits                                     $  3,750         $  3,789
  Income tax payments                                                714              579
  Change in net unrealized gains (losses) on
    available-for-sale securities, net of tax                         31              (87)

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

Village is engaged in the business of commercial banking and operates six branch banking offices in Fairfield and Litchfield counties in Connecticut, and is principally engaged in lending and deposit gathering activities within these counties.

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

     On March 3, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 is effective for financial statements issued for periods ending after December 31, 1997, including interim periods. Earlier application is not permitted. Restatement of all prior-period earnings per share ("EPS") data presented is required when SFAS No. 128 is implemented. SFAS No. 128 establishes standards for computing and presenting "Basic" and "Diluted" EPS. SFAS No. 128 states that the "Basic EPS" excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period; "Diluted EPS" reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. "Diluted EPS" is computed similiarly to "Fully Diluted EPS" pursuant to Accounting Principles Board ("APB") Opinion No. 15.

     In June 1997, the Financial Accounting Standards Board issued two new accounting standards, SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information".

     SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as are the financial statments. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners."

VILLAGE BANCORP, INC.

----------------------------------------------------------------


     SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The statement requires that public business enterprises report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. It also requires that information be reported about revenues derived from the enterprises' products or services, or about the countries in which the enterprises earn revenues and holds assets, and about major customers, regardless of whether that information is used in making operating decisions. This statement is effective for financial statements for periods beginning after December 31, 1997.

     Both of these statements require disclosures that the Company must make in its financial statements or notes thereto. Accordingly, implementation of these statements will not have any significant effect on the results of operations or financial condition, as currently reported by the Company.


NOTE B - SECURITIES

The amortized cost and the approximate fair values of securities were as follows (in thousands):

                                                         (Unaudited)
                                                      September 30, 1997
                                    ------------------------------------------------------
                                    Amortized             Unrealized                Fair
                                      Cost            Gain         (Losses)         Value
                                    ---------       -------        -------         -------
SECURITIES HELD-TO-MATURITY
---------------------------
U.S. Treasury Securities             $19,602        $    24        $   (36)        $19,590
Mortgage-backed securities of
  U.S. Government agencies             6,739             17             (7)          6,749
Obligations of states and
  political subdivision                9,389            104            (22)          9,471
                                     -------        -------        -------         -------
TOTAL                                $35,730        $   145        $   (65)        $35,810
                                     =======        =======        =======         =======

VILLAGE BANCORP, INC.

------------------------------------------------------------------------------


SECURITIES AVAILABLE-FOR-SALE
-----------------------------
U.S. Treasury Securities             $12,195        $    30        $    --         $12,225
Mortgage-backed Securities
  of U.S. Government agencies            372              3             --             375
Other                                     40             --             --              40
                                     -------        -------        -------         -------
TOTAL                                $12,607        $    33        $    --         $12,640
                                     =======        =======        =======         =======


                                                       December 31, 1996
                                    ------------------------------------------------------
                                    Amortized             Unrealized                Fair
                                      Cost            Gain         (Losses)         Value
                                    ---------       -------        -------         -------
SECURITIES HELD-TO-MATURITY
---------------------------
U.S. Treasury Securities             $ 9,824        $    31        $   (96)        $ 9,759
Mortgage-backed securities of
  U.S. Government agencies             4,735             15            (34)          4,716
Obligations of states and
  political subdivision                2,639             37            (16)          2,660
                                     -------        -------        -------         -------
TOTAL                                $17,198        $    83        $  (146)        $17,135
                                     =======        =======        =======         =======


SECURITIES AVAILABLE-FOR-SALE
-----------------------------
U.S. Treasury Securities             $15,250        $     6        $   (27)        $15,229
Mortgage-backed securities of
  U.S. Government agencies               430             --             --             430
Other                                     48             --             (1)             47
                                     -------        -------        -------         -------
TOTAL                                $15,728        $     6        $   (28)        $15,706
                                     =======        =======        =======         =======


At September 30, 1997 and December 31, 1996 securities with a book value of $1,136,000 and $1,140,000, respectively, were pledged to secure public deposits and for other purposes as required by law and banking regulation.


NOTE C - LOANS

                                              Sept. 30, 1997     Dec. 31, 1996
                                                 --------          --------
                                                       (In thousands)
Real estate                                      $116,332          $104,561
Commercial and financial                           15,230            12,621
Installment and consumer credit                     8,462             9,917
Deferred loan fees                                   (231)             (263)
                                                 --------          --------
TOTAL                                            $139,793          $126,836
                                                 ========          ========

VILLAGE BANCORP, INC.

------------------------------------------------------------------------------


The recorded investment in loans considered to be impaired at September 30, 1997 and December 31, 1996 was $1,181,000 and $1,576,000, respectively. Specific valuation allowances for these loans was $192,000 and $215,000 at September 30, 1997 and December 31, 1996, respectively. Generally, the fair value of impaired loans was determined using the fair value of the underlying collateral.


NOTE D - COMMITMENTS

     On September 30, 1997, standby letters of credit approximated $1,879,000, and unused lines of credit approximated $22,768,000.

     During the year the Bank  entered  into a new lease for a branch  office in
Westport,   Connecticut.  Rent  expense  on  an  annual  basis  for  the  branch approximates $302,000.


NOTE E - STOCKHOLDERS' EQUITY

     A $.15 per share cash dividend was distributed February 2, 1996 to stockholders of record on January 19, 1996. A $.17 per share cash dividend was distributed May 3, 1996 to stockholders of record on April 25, 1996. An $.18 per share cash dividend was distributed August 2, 1996 to stockholders of record on July 25, 1996.

     An $.18 per share cash dividend was distributed February 7, 1997 to stockholders of record on January 30, 1997. An $.18 per share cash dividend was distributed May 2, 1997 to stockholders of record on April 25, 1997. An $.18 per share cash dividend was distributed August 1, 1997 to stockholders of record on July 25, 1997.

VILLAGE BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


GENERAL
-------

     Village Bancorp, Inc. (the "Company") through its only subsidiary, The Village Bank & Trust Company ("Village" or the "Bank") had total assets of $216,870,000 on September 30, 1997 in comparison to total assets of $179,550,000 on December 31, 1996. This is an increase of $37,320,000 or 20.8%.

     For the three month periods ended September 30, 1996 and 1997, the Company's net income decreased from $458,000 for the 1996 period to $231,000 for the 1997 period. Net interest income increased $111,000 (5.7%) from $1,995,000 for the 1996 period to $2,106,000 for the 1997 period.

     For the nine month periods ended September 30, 1996 and 1997, the Company's net income decreased from $1,271,000 for the 1996 period to $955,000 for the 1997 period. Net interest income increased $223,000 (3.8%) from $5,893,000 for the 1996 period to $6,116,000 for the 1997 period.


ASSETS AND RELATED INCOME ANALYSIS (Nine Month Comparison)
----------------------------------

     Loans outstanding on September 30, 1997 totaled $139,793,000 which is an increase of $12,957,000 (10.2%) from the $126,836,000 outstanding at December 31, 1996. This increase in loans is primarily attributable to a combination of factors. The Bank increased its marketing effort in this area and expanded its adjustable rate product line with a new selection of choices. These new product lines have been well received, and as the Bank generally retains adjustable rate loans for its own portfolio, this contributed to the increase in the mortgage loan area. Loan income increased $709,000 (9.0%) from $7,836,000 for the 1996 period to $8,545,000 for the 1997 period. This increase is due to an increase in average outstanding loans from $120,469,000 in the 1996 period to $132,673,000 in the 1997 period offset by a decrease in the average rate earned from 8.67% in the 1996 period to 8.59% in the 1997 period.

     Securities, which consist of securities held-to-maturity and securities available-for-sale, increased $15,466,000 (47.0%) from $32,904,000 at December 31, 1996 to $48,370,000 at September 30, 1997. Security income increased $128,000 (8.2%) from $1,557,000 in the period ending September 30, 1996 to $1,685,000 in the 1997 period. This increase was due to an increase in the average dollar amount of securities held, from $35,823,000 in the 1996 period to $39,918,000 in the 1997 period, offset by a decrease in the average rate earned from 5.80% in the 1996 period to 5.63% in the 1997 period.

VILLAGE BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------


The Company holds securities held-to-maturity until maturity and does not trade them. Securities classified as available-for-sale are used to compensate for liquidity forecasting deviations.

     Federal funds sold decreased $850,000 (12.9%) from $6,600,000 at December 31, 1996 to $5,750,000 at September 30, 1997. Federal funds sold income increased $65,000 (28.6%) from $227,000 for the 1996 period to $292,000 for the
1997 period, primarily due to an increase in the average dollar amount outstanding from $5,726,000 in the 1996 period to $7,309,000 in the 1997 period, along with an increase in the average rate earned from 5.29% in the 1996 period to 5.33% for the 1997 period.


LIABILITIES AND RELATED EXPENSE ANALYSIS (Nine Month Comparison)
----------------------------------------

     Deposits  increased  $36,064,000  (22.2%) from $162,625,000 at December 31,
1996 to $198,689,000 at September 30, 1997. Interest on deposits increased $679,000 (18.2%) from $3,727,000 for the 1996 period to $4,406,000 for the 1997 period. This increase was primarily attributable to an increase in the average outstandings from $156,299,000 for the 1996 period to $176,536,000 for the 1997 period, coupled with an increase in the average rate paid from 3.18% in the 1996 period to 3.33% in the 1997 period.

     Salary and employee benefit expense increased $320,000 (14.1%) from $2,274,000 in the 1996 period to $2,594,000 in the 1997 period primarily as a result of increased staff levels due to the growth of the Bank and staffing for the two new branch offices.

     Printing, stationery and supplies expense increased $47,000 (37.3%) from $126,000 in the 1996 period to $173,000 in the 1997 period, net occupancy expenses increased $130,000 (30.2%) from $431,000 in the 1996 period to $561,000 in the 1997 period primarily as a result of the opening of the two new branch offices along with growth of the Bank.

     Data processing expense increased $40,000 (10.1%) from $398,000 in the 1996 period to $438,000 in the 1997 period, as a result of increased use of services along with the growth of the Bank.


ASSETS AND RELATED INCOME ANALYSIS (Three Month Comparison)
----------------------------------

     Loans outstanding increased $7,598,000 (5.7%) during the three month period ended September 30, 1997. This compares to the $6,897,000

VILLAGE BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------


increase in the 1996 period. Loan income increased $367,000 (13.9%) from $2,633,000 for the 1996 period to $3,000,000 for the 1997 period. This increase is due to an increase in the average outstanding loans from $122,734,000 for the 1996 period to $137,160,000 for the 1997 period along with an increase in the average rate earned from 8.58% for the 1996 period to 8.75% for the 1997 period.

     Securities, which consist of securities held-to-maturity and securities available-for-sale, increased $7,100,000 (17.2%) during the 1997 period as compared to a decrease of $1,915,000 (5.9%) for the 1996 period. Security income increased from $489,000 for the 1996 period to $630,000 for the 1997 period, primarily as a result of an increase in the average dollar amount of securities held from $32,980,000 for the 1996 period to $45,012,000 for the 1997 period, offset by a decrease in the average rate earned from 5.93% for the 1996 period to 5.60% for the 1997 period.

     Federal funds sold increased $1,400,000 (32.2%) during the 1997 period as compared to a decrease of $5,450,000 (63.4%) for the 1996 period. Federal funds sold income increased $44,000 (102.3%) from $43,000 in the 1996 period to $87,000 in the 1997 period primarily as a result of an increase in the average dollar amount outstanding from $3,244,000 for the 1996 period as compared to $6,276,000 for the 1997 period coupled with an increase in the average rate earned of 5.30% for the 1996 period as compared to 5.54% for the 1997 period.


LIABILITIES AND RELATED EXPENSE ANALYSIS (Three Month Comparison)
----------------------------------------

     Deposits increased $20,561,000 (11.5%) during the 1997 period as compared to a decrease of $1,274,000 (.8%) for the 1996 period. Interest on deposits increased $441,000 (37.7%) from $1,170,000 for the 1996 period to $1,611,000 for the 1997 period. This increase is mainly attributable to an increase in the average dollar amount outstanding from $153,030,000 for the 1996 period to $187,600,000 for the 1997 period coupled with an increase in the average rate paid from 3.06% in the 1996 period to 3.43% in the 1997 period.


LIQUIDITY
---------

     Liquidity is the ability to provide funds for loan requests, unexpected deposit outflows and meeting other recurring financial obligations. Cash and cash equivalents at September 30, 1997 were $21,040,000 or 9.7% of total assets as compared to $15,145,000 or 8.4% of total assets at December 31, 1996. The Bank also maintains excess

VILLAGE BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------


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


CAPITAL RESOURCES
-----------------

     The table below lists the minimum capital requirements along with the Company's capital position at September 30, 1997:

        Capital                    Minimum Capital         Company's Capital
       Standard                      Requirement               Position
       --------                    ---------------         -----------------
Total capital to risk
  weighted assets                       8.00%                    13.34%

Stockholders' equity to
  risk weighted assets                  4.00%                    12.31%

Leverage ratio                        3.0 - 5.0%                  7.66%


FORWARD-LOOKING STATEMENTS
--------------------------

     The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to September 30, 1997. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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


Item 3.   Defaults Upon Senior Securities          Not Applicable


Item 4.   Results of Votes of Security Holders     Not Applicable


Item 5.   Other Information                        Not Applicable


Item 6.   Exhibits and Reports on Form 8-K


  (a)     Exhibits - None

  (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Village Bancorp, Inc.
                                                (Registrant)



Date:  November 12, 1997                /s/  Robert V. Macklin
                                        ---------------------------------------
                                             Robert V. Macklin - President
                                               and Chief Executive Officer





Date:  November 12, 1997                /s/  James R. Umbarger
                                        ---------------------------------------
                                             James R. Umbarger - Executive Vice
                                               President and Chief
                                               Financial Officer