Form 10-K
period 1997-12-31
VILLAGE BANCORP INC
filed 1998-03-31
CIK 715148

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997              Commission File number:
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

                 Yes _X_    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                                Outstanding at March 13, 1998
Common Stock ($3.33 Par Value)                           1,918,434 Shares
------------------------------                           ----------------

State the aggregate market value of the voting stock held by non-affiliates of the registrant - $32,922,480.

Aggregrate market value                        Based upon reported closing price
    of voting stock                                  as supplied by NASDAQ
      $38,368,680                                    March 13, 1998
      -----------                                    --------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 1997 are incorporated by reference into parts I, II and IV. Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 1998 are incorporated by reference into Part III. Exhibit index is on page 6.

                              VILLAGE BANCORP, INC.
                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
PART I
           Item 1.    Business ........................................................   1
           Item 2.    Properties ......................................................   2
           Item 3.    Legal Proceedings ...............................................   2
           Item 4.    Submission Of Matters to Vote of Security Holders ...............   3

PART II
           Item 5.    Market for Registrant's Common Stock and
                      Related Stockholder Matters .....................................   3
           Item 6.    Selected Financial Data .........................................   3
           Item 7.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations .............................   3

           Item 7.a.  Quantitative and Qualitative Disclosure About Market Risk .......   3
           Item 8.    Financial Statements and Supplementary Data .....................   3
           Item 9.    Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure .............................   3

PART III

           Item 10.   Directors and Executive Officers of the Registrant ..............   3

           Item 11.   Executive Compensation ..........................................   3
           Item 12.   Security Ownership of Certain Beneficial Owners
                      and Management ..................................................   4

           Item 13.   Certain Relationships and Related Transactions ..................   4

PART IV

           Item 14.   Exhibits, Financial Statement Schedules and
                      Reports on Form 8-K .............................................   4

SIGNATURES ............................................................................   5

EXHIBIT INDEX .........................................................................   6

                                     PART I

Item 1. Business

"Business" on pages 4 through 10 of the Annual Report to Stockholders for the year ended December 31, 1997 is incorporated herein by reference.

Additional information required pursuant to this Item follows:

Village Bancorp, Inc.

The management of The Village Bank & Trust Company (Village) caused Village Bancorp, Inc. (Company) to be formed in 1983 to enhance the opportunity for diversification and expansion, and to allow for greater flexibility in both banking and non-banking functions which banks are prohibited from entering. On July 19, 1983, the Bank became a wholly owned subsidiary of the Company. On November 18, 1994, Liberty National Bank (Liberty), Danbury, Connecticut became a wholly owned subsidiary of the Company. On June 20, 1995, the Company merged Liberty into Village and now operates Liberty's former office as a branch office of Village. As a combination of entities under common control the merger was accounted for in a manner similiar to a pooling of interests. As such, all historical financial data presented in the annual report has been restated to include both entities for all periods presented. As of December 31, 1997 the Company's only subsidiary was Village.

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

Competition

The Bank encounters substantial competition for deposits and loans from other financial institutions. Vigorous competition exists between the Bank and other branch offices of financial institutions in Danbury, New Milford, Wilton, Westport and Ridgefield, including commercial banks, savings banks and savings and loan associations. No one financial institution is dominant in any particular function of the banking market place.

Number of Employees

At December 31, 1997, Village had seventy-seven (97) full time equivalent employees. Of these employees two officers of Village provide services to the Company.

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

Village entered into a lease agreement in May, 1997 for a branch banking facility at 244 Post Road East, Westport, Connecticut. The leasehold contains eight thousand seventy-nine (8,079) square feet, of which approximately 6,000 is used by the Bank for its branch banking office. Currently approximately one thousand six hundred (1,600) square feet of this space is being sublet. The lease arrangement is for ten years with one five year extension option that can be exercised by the Bank. The current annual rental amount is $270,000, not including tax and maintenance charges.

Village completed the building a three-story, 17,000 square foot building at 2 National Place, Danbury, Connecticut, in July of 1997, which it owns in fee simple. The first floor contains a full service branch banking office. The second and third floors are being utilized for loan and deposit back-office operations.

Item 3. Legal Proceedings

There are no material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1997.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

"Capital Stock" on page 36 of the Annual Report to Stockholders for the year ended December 31, 1997 is incorporated herin by reference.

Item 6. Selected Financial Data

"Selected Financial Data" on page 10 of the Annual Report to Stockholders for the year ended December 31, 1996 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

"Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 to 14 of the Annual Report to Stockholders for the year ended December 31, 1997 is incorporated herein by reference.

Item 7.a. Quantitative and Qualitative Disclosure About Market Risk

"Market Risk" and "Interest Rate Sensitivity" on pages 8 to 10 of the Annual Report to Stockholders for the year ended December 31, 1997 is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and notes thereto on pages 16 to 33 of the Annual Report to Stockholders for the year ended December 31, 1997 and the Independent Auditors' Report on page 15 are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Information relating to directors and executive officers of the Registrant and Bank and the information required by this item are included in the proxy statement for the annual meeting of stockholders to be held on April 27, 1998, on pages 9 through 15 and the information required by this item is herein incorporated by reference.

Item 11. Executive Compensation

Compensation of directors and officers and the information required by this item are included in the proxy statement for the annual meeting of stockholders to be held on April 27, 1998, on pages 16 through 22 and the information required by this item is herein incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information relating to security ownership of certain beneficial owners and management as required by this item is included in the proxy statement for the annual meeting of stockholders to be held on April 27, 1998, on pages 4 through 8 and is herein incorporated by reference.

Item 13. Certain Relationships and Related Transactions

Information of certain relationships and related transactions is included in the proxy statement for the annual meeting of stockholders to be held on April 27, 1998, on pages 13 through 16 and is herein incorporated by reference.

                                     PART IV

Item 14. Exhibits, Financial Statements

     (a) (1) The following consolidated financial statements and the Independent Auditors' Report included in the Annual Report to Stockholders of Village Bancorp, Inc. and Subsidiaries for the year ended December 31, 1997, are incorporated by reference in Item 8:

          Consolidated Balance Sheets - December 31, 1997 and 1996.

          Consolidated Statements of Income - Years Ended December 31, 1997, 1996 and 1995.

          Consolidated Statements of Changes in Stockholders' Equity - Years Ended December 31, 1997,1996 and 1995.

          Consolidated Statements of Cash Flows - Years Ended December 31, 1997, 1996 and 1995.

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

     (b) There were no reports on Form 8-K filed for the three months ended December 31, 1997.

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

Village Bancorp, Inc.
By  /s/ James R. Umbarger                                         March 27, 1998
--------------------------------------------------------------------------------
    James R. Umbarger - Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.
                                                                      DATE
                                                                      ----

/s/ Edward J. Hannafin                                            March 27, 1998
--------------------------------------------------------------------------------
Edward J. Hannafin - Chairman of the Board & Director

/s/ Nicholas R. DiNapoli                                          March 27, 1998
--------------------------------------------------------------------------------
Nicholas R. DiNapoli - Vice Chairman of the Board & Director

/s/ Robert V. Macklin                                             March 27, 1998
--------------------------------------------------------------------------------
Robert V. Macklin - President, Chief Executive Officer & Director

/s/ Enrico J. Addessi                                             March 27, 1998
--------------------------------------------------------------------------------
Enrico J. Addessi - Secretary of the Board & Director

/s/ Robert Scala                                                  March 27, 1998
--------------------------------------------------------------------------------
Robert Scala - Assistant Secretary of the Board & Director

/s/ Jose P. Boa                                                   March 27, 1998
--------------------------------------------------------------------------------
Jose P. Boa - Director

/s/ Richard 0. Carey                                              March 27, 1998
--------------------------------------------------------------------------------
Richard 0. Carey - Director

/s/ Madeline F. Contegni                                          March 27, 1998
--------------------------------------------------------------------------------
Madeline F. Contegni - Director

/s/ Jeanne M. Cook                                                March 27, 1998
--------------------------------------------------------------------------------
Jeanne M. Cook - Director

/s/ Carl Lecher                                                   March 27, 1998
--------------------------------------------------------------------------------
Carl Lecher - Director

/s/ Joseph L. Knapp                                               March 27, 1998
--------------------------------------------------------------------------------
Joseph L. Knapp - Director

/s/ Antonio M. Resendes                                           March 27, 1998
--------------------------------------------------------------------------------
Antonio M. Resendes - Director

/s/ Thomas F. Reynolds                                            March 27, 1998
--------------------------------------------------------------------------------
Thomas F. Reynolds - Director

/s/ James R. Umbarger                                             March 27, 1998
--------------------------------------------------------------------------------
James R. Umbarger - Executive Vice President & Director

                              VILLAGE BANCORP, INC.

                                 EXHIBIT INDEX

EXHIBIT                                                                                SEQUENTIALLY
NUMBER               DESCRIPTION                       REFERENCE                       NUMBERED PAGE
 3(i)         Articles of Incorporation          Exhibit 3(a) to Registration
                                                 Statement No. 2-8 1879
                                                 June 1,1983
 3(ii)        By-Laws                            Exhibit 3(b) to Registration
                                                 Statement No. 2-8 1879
                                                 June 1, 1983
 4            Specimen Common                    Exhibit 4 to Form 10-K
              Stock Certificate                  December 31, 1986
 10(a)        Lease Dated April 18, 1985         Exhibit 10(a) to Form 10-K
                                                 December 31, 1986
 10(b)        Lease Dated March 31, 1988         Exhibit 10(b) to Form 10-K
                                                 December 31, 1988
 10(c)        Lease Dated April 28, 1997         Exhibit 10(c) to Form 10-K
                                                 December 31, 1997                           7
 13           Annual Report to Stockholders      Filed Herewith                              44
              for the year ended
              December 31, 1997

 21           Subsidiaries of the Registrant     Filed Herewith                              80