Form 10-Q
period 1998-03-31
VILLAGE BANCORP INC
filed 1998-05-13
CIK 715148

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

        YES   _ X__                                   NO  ____


Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                 Class                           Outstanding at April 30, 1998
     Common Stock, $3.33 Par Value                         1,920,790

                              VILLAGE BANCORP, INC.

                                TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------

PART I. FINANCIAL INFORMATION

     ITEM 1. Financial Statements

       Condensed Consolidated Balance Sheets
        March 31, 1998 and December 31, 1997 (unaudited)....................  1

       Condensed Consolidated Statements of Income For The
         Three Months Ended March 31, 1998 and 1997 (unaudited).............  2

       Condensed Consolidated Statements of Cash Flows For The
         Three Months Ended March 31, 1998 and 1997 (unaudited).............  3

       Notes to Condensed Consolidated Financial Statements(unaudited)......  4


     ITEM 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations .........................  9



PART II. OTHER INFORMATION:

     ITEM 1. Legal Proceedings..............................................  12

     ITEM 2. Changes in Securities .........................................  12

     ITEM 3. Defaults Upon Senior Securities................................  12

     ITEM 4. Results of Votes of Security Holders...........................  12

     ITEM 5. Other Information..............................................  12

     ITEM 6. (a) Exhibits...................................................  12

             (b) Reports on Form 8-K........................................  12

SIGNATURES .................................................................  13

VILLAGE BANCORP, INC.


----------------------------------------------------------------------------

PART I.  -  FINANCIAL INFORMATION

VILLAGE BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - (UNAUDITED)
----------------------------------------------------------------------------

ASSETS                                                                        Mar. 31, 1998             Dec. 31, 1997
------                                                                        -------------             -------------
                                                                                          (in thousands)
Cash and due from banks                                                         $   10,926               $   11,153
Federal funds sold                                                                  12,650                       --
-------------------------------------------------------------------------------------------------------------------
Total cash and cash equivalents                                                     23,576                   11,153

Securities:
   Available-for-sale (at estimated fair value)                                     16,292                   19,427
   Held-to-maturity (market value of $32,445 at
     March 31, 1998, and $34,554 at Dec. 31, 1997                                   32,284                   34,382

Federal Home Loan Bank stock, at cost                                                  901                      782
Loans, net of deferred loan fees                                                   148,014                  147,659
Allowance for credit losses                                                         (1,330)                  (1,309)
-------------------------------------------------------------------------------------------------------------------
Loans, net                                                                         146,684                  146,350

Loans held for sale                                                                    250                    1,686
Bank premises and equipment - net                                                    5,323                    5,256
Accrued income and other assets                                                      3,114                    3,513
-------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                    $  228,424               $  222,549
===================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits:
   Non-interest bearing                                                         $   24,278               $   20,764
   Interest bearing                                                                185,880                  183,044
-------------------------------------------------------------------------------------------------------------------
   Total deposits                                                                  210,158                  203,808

Accrued interest payable                                                             1,377                    1,610
Other liabilities                                                                      663                    1,258
-------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                 2,040                    2,868

Stockholders' Equity:
   Common stock, par value $3.33 per share;
     authorized - 10,000,000 shares, issued and
     outstanding, 1,918,634 at March 31, 1998
     and 1,908,634 at December 31, 1997                                              6,389                    6,356
   Additional paid-in capital                                                        4,873                    4,851
   Retained earnings                                                                 4,945                    4,635
   Net unrealized gains on available-for-sale
     securities, net of tax                                                             19                       31
-------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                       16,226                   15,873
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $  228,424               $  222,549
===================================================================================================================



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VILLAGE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                   Three Months Ended March 31,
                                                                                 (in thousands, except share data)
                                                                                  1998                      1997
                                                                                  ----                      ----
   Loans, including fees                                                        $  3,184                   $  2,713
   Securities:
     Taxable                                                                         551                        457
     Tax-exempt                                                                      123                         35
   Federal funds sold                                                                 69                        107
-------------------------------------------------------------------------------------------------------------------
   Total interest income                                                           3,927                      3,312

INTEREST EXPENSE                                                                   1,585                      1,343
-------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                                2,342                      1,969
PROVISION FOR CREDIT LOSSES                                                           30                         15
-------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME AFTER PROVISION
   FOR CREDIT LOSSES                                                               2,312                      1,954
-------------------------------------------------------------------------------------------------------------------

OTHER INCOME:
   Other operating income                                                            145                        133
   Security gains, net                                                                43                         --
-------------------------------------------------------------------------------------------------------------------
   Total other income                                                                188                        133

OTHER EXPENSES:
   Salaries and employee benefits                                                  1,003                        813
   Net occupancy                                                                     251                        141
   Furniture and equipment                                                           100                         58
   Data processing services                                                          195                        140
   Regulatory assessments                                                              6                          3
   Printing, stationery and supplies                                                  65                         40
   Other operating expenses                                                          336                        318
-------------------------------------------------------------------------------------------------------------------
   Total other expense                                                             1,956                      1,513

INCOME BEFORE PROVISION FOR INCOME TAXES                                             544                        574
PROVISION FOR INCOME TAXES                                                            62                        165
-------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                      $    482                   $    409
===================================================================================================================

PER SHARE DATA(1)
Cash dividends paid                                                             $    .09                   $    .09
Net income - basic earnings                                                          .25                        .21
Net income - diluted earnings                                                        .24                        .21

(1)  Adjusted for 100% stock dividend issued in 1997.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VILLAGE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                         Three Months Ended March 31,
                                                                                                (in thousands)
                                                                                          1998                1997
                                                                                          ----                ----
OPERATING ACTIVITIES:
Net income                                                                            $     482           $     409
Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
     Provision for credit losses                                                             30                  15
     Provision for depreciation and amortization                                            107                  59
     Accretion of security discounts - net                                                  (95)                (13)
Security gains - net                                                                        (43)                 --
Decrease in deferred loan fees                                                              (23)                (21)
(Decrease) increase in interest payable                                                    (233)                318
Decrease (increase) in accrued income and other assets                                      366              (1,172)
(Decrease) increase in other liabilities                                                   (595)                 74
Origination of loans held for sale                                                       (3,192)             (2,499)
Proceeds from sales of loans                                                              4,628               2,549
-------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                                          1,432                (281)

INVESTING ACTIVITIES:
Proceeds from sales of available-for-sale securities                                      1,192                  --
Proceeds from maturities of available-for-sale securities                                 3,020               2,018
Proceeds from maturities of held-to-maturity securities                                   6,028                   3
Purchases of available-for-sale securities                                                 (988)                 --
Purchases of held-to-maturity securities                                                 (3,946)             (9,453)
Purchase of Federal Home Loan Bank stock                                                   (119)                 --
Net increase in loans                                                                      (341)             (4,475)
Purchases of premises and equipment                                                        (174)                (53)
-------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                                          4,672             (11,960)

FINANCING ACTIVITIES:
Net increase in deposits                                                                  6,350              11,033
Cash dividends                                                                             (172)               (171)
Net proceeds from issuance of common stock                                                   55                   2
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                 6,233              10,864

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         12,423              (1,377)
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                             11,153              15,145
-------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $  23,576           $  13,768
===================================================================================================================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest paid on deposits                                                          $   1,110           $   1,025
   Income tax payments                                                                       65                 205
   Change in net unrealized gain on available-
     for-sale securities, net of tax                                                        (12)                (53)


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

     Village is engaged in the business of commercial banking and operates six branch banking offices in Fairfield and Litchfield counties in Connecticut, and is principally engaged in lending and deposit gathering activities within these counties. Village also operates a trust department and offers trust services.

     While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's 1997 annual report.

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which specifies accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and for distinguishing whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, except for certain provisions (relating to the accounting for secured borrowings and collateral and the accounting for transfers and servicing of repurchase agreements, dollar rolls, securities lending and similiar transactions) which have been deferred until January 1, 1998 in accordance with SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." Adoption of the effective provisions of SFAS No. 125 as of January 1, 1997 and 1998 has not had any material effect on the Company's consolidated financial statements.

     SFAS No. 128, "Earnings Per Share", became effective for the Company in the fourth quarter of 1997, and requires restatement of all prior-period earnings per share ("EPS"). SFAS No. 128 requires that "Basic EPS" exclude dilution and be computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period; "Diluted EPS" reflects the potential dilution

VILLAGE BANCORP, INC.

--------------------------------------------------------------------------------


that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. Adoption of SFAS No. 128 had no significant effect on the Company's previously reported EPS.

     In June 1997, the FASB issued a new accounting standard, SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information", which requires that enterprises report certain financial and descriptive information about operating segments in complete sets of financial statements and in condensed financial statements of interim periods issued to stockholders. It will require the Company to report certain information about its products and services, geographic areas in which it operates and its major customers. SFAS No. 131 is effective for fiscal year 1998. As the requirements of this standard are disclosure-related, its implementation will have no impact on the Company's financial condition or results of operations.



NOTE B - SECURITIES

     The amortized cost and the estimated fair values of securities were as follows (in thousands):

                                                                                   (Unaudited)
                                                                                 March 31, 1998
                                                                                 --------------

                                                                              Gross            Gross           Estimated
                                                          Amortized        Unrealized        Unrealized          Fair
                                                            Cost              Gains            Losses           Value
                                                            ----              -----           ------            -----
SECURITIES HELD-TO-MATURITY
U.S. Treasury Securities                                 $  15,494         $      35         $     (3)       $   15,526
Mortgage-backed securities
   of U.S. Government agencies                               5,920                24               (1)            5,943
Obligations of states and
   political suddivisions                                   10,870               126              (20)           10,976
-----------------------------------------------------------------------------------------------------------------------
TOTAL                                                    $  32,284         $     185         $    (24)       $   32,445
=======================================================================================================================


SECURITIES AVAILABLE-FOR-SALE
U.S. Treasury securities                                 $  15,900         $      32         $     (3)       $   15,929
Mortgage-backed securities
   of U.S. Government agencies                                 336                 4               --               340
Other                                                           23                --               --                23
-----------------------------------------------------------------------------------------------------------------------
TOTAL                                                    $  16,259         $      36         $     (3)       $   16,292
=======================================================================================================================

VILLAGE BANCORP, INC.

--------------------------------------------------------------------------------

                                                                                December 31, 1997
                                                                                -----------------

                                                                              Gross            Gross           Estimated
                                                          Amortized        Unrealized       Unrealized           Fair
                                                            Cost              Gains           Losses             Value
                                                            ----              -----           ------             -----
SECURITIES HELD-TO-MATURITY
U.S. Treasury Securities                                $   16,792          $     23          $    (4)       $   16,811
Mortgage-backed securities
   of U.S. Government agencies                               6,704                24               (2)            6,726
Obligations of states and
   political suddivisions                                   10,886               147              (16)           11,017
-----------------------------------------------------------------------------------------------------------------------
TOTAL                                                   $   34,382          $    194          $   (22)       $   34,554
=======================================================================================================================


SECURITIES AVAILABLE-FOR-SALE
U.S. Treasury securities                                $   18,993          $     54          $    (2)       $   19,045
Mortgage-backed securities
   of U.S. Government agencies                                 346                 3               --               349
Other                                                           33                --               --                33
-----------------------------------------------------------------------------------------------------------------------
TOTAL                                                   $   19,372          $     57          $    (2)       $   19,427
=======================================================================================================================

     At March 31, 1998 and December 31, 1997 securities with a book value of $1,133,000 and $1,134,000, respectively, were pledged to secure public deposits and for other purposes as required by law and banking regulation.



NOTE C - LOANS

     The composition of the loan portfolio is summarized as follows:

                                                                         March 31, 1998                      Dec. 31, 1997
                                                                         --------------                      --------------
                                                                                          (in thousands)
Real estate                                                             $    123,455                         $  122,837
Commercial and financial                                                      16,842                             17,138
Installment and consumer credit                                                7,898                              7,888
Deferred loan fees                                                              (181)                              (204)
---------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                   $    148,014                         $  147,659
===========================================================================================================================


The recorded investment in loans considered to be impaired at March 31, 1998 and December 31, 1997 was $1,446,000 and $1,427,000, respectively. Specific valuation allowances for these loans were $192,000 and $174,000 at March 31, 1998 and December 31, 1997, respectively. Generally the fair value of impaired loans was determined using the fair value of the underlying collateral.

VILLAGE BANCORP, INC.

--------------------------------------------------------------------------------



NOTE D - COMMITMENTS

     On March 31, 1998, standby letters of credit approximated $1,859,000.



NOTE E - STOCKHOLDERS' EQUITY

     A $.09 per share cash dividend was distributed February 7, 1997 to stockholders of record on January 30, 1997.

     A $.09 per share cash dividend was distributed February 6, 1998 to stockholders of record on January 30, 1998.

     A 100% stock dividend (the functional equivalent of a 2 for 1 stock split) was distributed in December, 1997 to stockholders of record on November 28, 1997.



NOTE F - EARNINGS PER SHARE

     SFAS No. 128, "Earnings Per Share", became effective for the Company in the fourth quarter of 1997, and requires restatement of all prior-period earnings per share ("EPS"). SFAS No. 128 requires that "Basic EPS" exclude dilution and be computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for that period; "Diluted EPS" reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. A summary of the basic and diluted earnings per share calculations for March 31, 1998 and 1997 are as follows:


                                                                           Income            Shares           Per Share
                                                                           ------            ------           ---------
   1998
   ----
Basic EPS                                                                 $482,000         1,915,027            $.25

Effect of Dilutive Securities - Stock Options                                                 60,785

Diluted EPS                                                               $482,000         1,975,812            $.24

   1997
   ----
Basic EPS                                                                 $409,000         1,904,483            $.21

Effect of Dilutive Securities - Stock Options                                                 63,083

Diluted EPS                                                               $409,000         1,967,566            $.21

VILLAGE BANCORP, INC.

--------------------------------------------------------------------------------

NOTE G - REPORTING COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as are the financial statements. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners."

     The Company's comprehensive income for the three months ended March 31, 1998 was as follows:

Description                                                             Amount
-----------                                                             ------

Net income                                                          $   482,000

Other comprehensive income, net of tax:
Unrealized holding gains on securities available-for-sale
   arising during the period                                             14,000

Reclassification adjustment, net of tax, for net gains realized on available-for-sale securities in the quarter ended March
   31, 1998 that were held as of December 31, 1997                      (26,000)
                                                                        -------

Net loss recognized in other comprehensive income, net of tax           (12,000)
                                                                        -------

Comprehensive income                                                $    470,000
                                                                     ===========


     The net loss recognized in other comprehensive income, net of tax, represents a decrease in the net unrealized appreciation of available-for-sale securities, net of tax, during the three months ended March 31, 1998. The cumulative balance of this unrealized gain, net of tax, at March 31, 1998 was $19,000.

VILLAGE BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL

     Village Bancorp, Inc. (the "Company") through its only subsidiary, The Village Bank & Trust Company ("Village" or the "Bank") had total assets of $228,424,000 on March 31, 1998 in comparison to total assets of $222,549,000 on December 31, 1997. This is an increase of $5,875,000 or 2.6%.

     For the three month periods ended March 31, 1998 and 1997, the Company's net income increased from $409,000 for the 1997 period to $482,000 for the 1998 period. Net interest income increased $373,000 (18.9%) from $1,969,000 for the 1997 period to $2,342,000 for the 1998 period.

ASSETS AND RELATED INCOME ANANLYSIS

     Loans outstanding on March 31, 1998 totaled $148,014,000, which is an increase of $355,000 (.2%) from the $147,659,000 outstanding at December 31, 1997. Loan income increased $471,000 (17.4%) from $2,713,000 for the 1997 period to $3,184,000 for the 1998 period. This increase is due to an increase in average outstanding loans, from $129,227,000 in the 1997 period to $148,455,000 for the 1998 period coupled with an increase in the average rate earned, from 8.40% for the 1997 period to 8.58% for the 1998 period.

     Securities, which consists of securities held-to-maturity and securities available-for-sale, decreased $5,233,000 (9.7%) from $53,809,000 at December 31, 1997 to $48,576,000 at March 31, 1998. Security income increased $182,000 (37.0%) from $492,000 in the period ending March 31, 1997 to $674,000 for the 1998 period. This increase was due to an increase in the average dollar amount of securities held, from $33,829,000 for the 1997 period to $48,738,000 in the 1998 period, offset by a decrease in the average rate earned from 5.82% in the 1997 period to 5.53% in the 1998 period. The Bank has the positive intent and ability to hold securities designated as held-to-maturity until maturity and does not engage in trading activities. Securities classified as available-for-sale are used to compensate for liquidity forecasting deviations.

     Federal funds sold increased $12,650,000 from $0 at December 31, 1997 to $12,650,000 at March 31, 1998. Federal funds sold income decreased $38,000 (35.5%) from $107,000 for the 1997 period to $69,000 for the 1998 period, primarily due to a decrease in the average dollar amount outstanding from $7,309,000 in the 1997 period to $5,211,000, along with a decrease in the average rate earned from 5.33% in the 1997 period to 5.30% in the 1998 period.


LIABILITIES AND RELATED EXPENSE ANALYSIS

     Deposits increased $6,350,000 (3.1%) from $203,808,000 at December 31, 1997 to $210,158,000 at March 31, 1998. Interest on deposits increased $242,000 (18.0%) from $1,343,000 for the 1997 period to $1,585,000 for the 1998 period.
This increase was primarily attributable to an increase in the average outstandings, from $176,536,000 for the 1997 period to $201,878,000 in the 1998 period, offset by a decrease in the average rate paid from 3.33% in the 1997 period to 3.14% in the 1998 period.

VILLAGE BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
--------------------------------------------------------------------------------


     Salary and employee benefit expense increased $190,000 (23.4%) from $813,000 in the 1997 period to $1,003,000 in the 1997 period, primarily as a result of the increase in the number of personnel due to the opening of the two new branch office locations.

     Net occupancy expenses increased $110,000 (78.0%) from $141,000 in the 1997 period to $251,000 in the 1998 period, primarily as a result of addtional expenses incurred with the addition of a branch office in Westport, Connecticut along with the completion and move into the Bank's new building in Danbury, Connecticut.

     Furniture and equipment expense increased $42,000 (72.4%) from $58,000 in the 1997 period to $100,000 in the 1998 period, primarily as a result of the opening of the two new offices.

     Data processing services expense increased $55,000 (39.3%) from $140,000 in the 1997 period to $195,000 in the 1998 period and printing, stationery and supplies expense increased $25,000 (62.5%) from $40,000 in the 1997 period to $65,000 in the 1998 period, primarily as a result of the growth of the Bank and increased use of services.


LIQUIDITY

     Liquidity is the ability to provide funds for loan requests, unexpected deposit outflows and meeting other recurring financial obligations. Cash and cash equivalents at March 31, 1998 were $23,576,000 or 10.3% of total assets as compared to $11,153,000 or 5.0% of total assets at December 31, 1997. The Bank also maintains excess stored liquidity reserves to compensate for liquidity forecasting deviations. These reserves are comprised of investment grade securities that are highly marketable and liquid. The primary source of liquidity, cash and due from banks and federal funds sold, have historically surpassed the liquidity needs of the Company. Management closely monitors the Bank's liquidity/cash flow position and does not anticipate any liquidity problems in the foreseeable future.


CAPITAL RESOURCES

     The table below lists the minimum capital requirements along with the Company's capital position at March 31, 1998:

           Capital                 Minimum Capital             Company's Capital
          Standard                   Requirement                   Position
          --------                   -----------                   --------

Total Capital to risk
   weighted assets                       8.00%                       13.47%

Stockholders' equity to
risk weighted assets                     4.00%                       12.45%

Leverage ratio                         3.0 - 5.0%                     7.36%

VILLAGE BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
--------------------------------------------------------------------------------


YEAR 2000

     The Company and the Bank are aware of the significant impact that Year 2000 ("Y2K") will have on financial service companies, as such, the Bank has established a program to address Y2K issues. The Board of Directors monitors the project and its ongoing implementation. The costs associated with the implementation of changes to deal with Y2K issues is not expected to have a material impact on the Company's consolidated financial statements, however there can be no assurances that Y2K will not to some degree affect the operations of the Bank.


FORWARD-LOOKING STATEMENTS

     The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to March 31, 1998. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements. In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements; competitive pressures on loan and deposit product pricing; other actions of competitors; changes in economic conditions; the extent and timing of actions of the Federal Reserve Board; customer deposit disintermediation; changes in customers' acceptance of the Company's products and services; and the extent and timing of legislative and regulatory actions and reform. The Company's forward-looking statements speak only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

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


Item 1.  Legal Proceedings                                    Not Applicable

Item 2.  Changes in Securities                                Not Applicable

Item 3.  Defaults Upon Senior Securities                      Not Applicable

Item 4.  Results of Votes of Security Holders

     (a) The Annual Meeting of Stockholders was held on April 27, 1998 at the Ridgefield office of The Village Bank & Trust Company. There were no solicitations in opposition to any of management's nominees for directors or other motions acted on at the meeting.

     (b) To elect four members of the Board of Directors to serve until the Annual Meeting of Stockholders after their terms expire, or until their successors are duly elected and qualified.

     All nominees for Directors were elected to their terms:
              Richard O. Carey          3 Year Term (2001)
              Nicholas R. DiNapoli      3 Year Term (2001)
              Carl Lecher               3 Year Term (2001)
              Robert Scala              3 Year Term (2001)

     Directors whose terms of office continued and the expiration date of their terms are as follows:
             Enrico J. Addessi       1999     Jose P. Boa               2000
             Jeanne M. Cook          1999     Edward J. Hannafin        1999
             Joseph L. Knapp         1999     Robert V. Macklin         2000
             Antonio M. Resendes     2000     Thomas F. Reynolds        1999
             James R. Umbarger       2000


     (c) To ratify the appointment of an independent public accountant (Deloitte & Touche, LLP, Stamford, Connecticut) as auditors for 1998.
              Votes Cast:           For               1,320,113
                                    Against             194,228
                                    Abstain               9,137

Item 5. Other Information                    Not Applicable

Item 6. Exhibits and Reports on Form 8-k

     (a) Exhibits - None

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 1998.

                                   SIGNATURES




     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Village Bancorp, Inc.
                                              ---------------------
                                                 (Registrant)






Date:      May 11, 1998                       /s/  Robert V. Macklin
           ------------                            -----------------
                                            Robert V. Macklin - President
                                             and Chief Executive Officer


Date:      May 11, 1998                       /s/ James R. Umbarger
           ------------                           -----------------
                                           James R. Umbarger - Executive Vice
                                          President and Chief Financial Officer