Form 10-Q/A
period 1998-03-31
VILLAGE BANCORP INC
filed 1998-06-23
CIK 715148

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

                     YES   _X__           NO  ____


Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at April 30, 1998
   Common Stock, $3.33 Par Value                         1,920,790

VILLAGE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
--------------------------------------------------------------------------------

                                                          Three Months Ended March 31,
                                                                 (in thousands)
                                                                1998        1997
                                                                ----        ----
OPERATING ACTIVITIES:
Net income                                                  $    482    $    409
Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
     Provision for credit losses                                  30          15
     Provision for depreciation and amortization                 107          59
     Accretion of security discounts - net                       (95)        (13)
Security gains - net                                             (43)         --
Decrease in deferred loan fees                                   (23)        (21)
(Decrease) increase in interest payable                         (233)        318
Decrease (increase) in accrued income and other assets           366      (1,172)
(Decrease) increase in other liabilities                        (595)         74
Origination of loans held for sale                            (3,192)     (2,499)
Proceeds from sales of loans                                   4,628       2,549
--------------------------------------------------------------------------------
Net cash provided (used) by operating activities               1,432        (281)

INVESTING ACTIVITIES:
Proceeds from sales of available-for-sale securities           1,279          --
Proceeds from maturities of available-for-sale securities      3,020       2,018
Proceeds from maturities of held-to-maturity securities        6,027           3
Purchases of available-for-sale securities                      (988)         --
Purchases of held-to-maturity securities                      (3,946)     (9,453)
Purchase of Federal Home Loan Bank stock                        (119)         --
Net increase in loans                                           (341)     (4,475)
Purchases of premises and equipment                             (174)        (53)
--------------------------------------------------------------------------------
Net cash provided (used) by investing activities               4,758     (11,960)

FINANCING ACTIVITIES:
Net increase in deposits                                       6,350      11,033
Cash dividends                                                  (172)       (171)
Net proceeds from issuance of common stock                        55           2
--------------------------------------------------------------------------------
Net cash provided by financing activities                      6,233      10,864

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              12,423      (1,377)
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                  11,153      15,145
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 23,576    $ 13,768
================================================================================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest paid on deposits                                $  1,110    $  1,025
   Income tax payments                                            65         205
   Change in net unrealized gain on available-
     for-sale securities, net of tax                             (12)        (53)


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Village Bancorp, Inc.
                                                       (Registrant)



Date:    May 11, 1998                     /s/  Robert V. Macklin
                                          -------------------------------------
                                          Robert V. Macklin - President
                                          and Chief Executive Officer


Date:    May 11, 1998                     /s/ James R. Umbarger
                                          -------------------------------------
                                          James R. Umbarger - Executive Vice
                                          President and Chief Financial Officer