Form 10-Q
period 1998-06-30
VILLAGE BANCORP INC
filed 1998-08-12
CIK 715148

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                           COMMISSION FILE NO. 0-11786


                              VILLAGE BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         Connecticut                                    06-1076844
(State or other jurisdiction of                         (IRS Employer
  incorporation or organization)                    Identification Number)


                25 Prospect Street Ridgefield, Connecticut 06877
--------------------------------------------------------------------------------


Registrant's telephone number, including area code       (203) 438-9551
                                                         --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           YES   _ X__                              NO  ____


Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

              Class                         Outstanding at July 31, 1998
--------------------------------------------------------------------------------
   Common Stock, $3.33 Par Value                     1,938,334

                              VILLAGE BANCORP, INC.

                                TABLE OF CONTENTS


                                                                        PAGE NO.

PART I. FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

    Condensed Consolidated Balance Sheets
      June 30, 1998 and December 31, 1997 (unaudited)..........................1

    Condensed Consolidated Statements of Income For The
      Three Months Ended June 30, 1998 and 1997 (unaudited)
      Six Months Ended June 30, 1998 and 1997 (unaudited)......................2

    Condensed Consolidated Statements of Cash Flows For The
      Six Months Ended June 30, 1998 and 1997 (unaudited)......................3

    Notes to Condensed Consolidated Financial Statements (unaudited)...........4


  ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ................................9



PART II. OTHER INFORMATION:

  ITEM 1.  Legal Proceedings..................................................13

  ITEM 2.  Changes in Securities..............................................13

  ITEM 3.  Defaults Upon Senior Securities....................................13

  ITEM 4.  Results of Votes of Security Holders...............................13

  ITEM 5.  Other Information..................................................13

  ITEM 6.  (a)  Exhibits......................................................13

           (b)  Reports on Form 8-K...........................................13

SIGNATURES    ................................................................14

VILLAGE BANCORP, INC.

--------------------------------------------------------------------------------
PART I.  -  FINANCIAL INFORMATION

VILLAGE BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - (UNAUDITED)
--------------------------------------------------------------------------------

ASSETS                                                  June 30, 1998   Dec. 31, 1997
------                                                  -------------   -------------
                                                               (in thousands)
Cash and due from banks                                  $  14,469         $  11,153
Federal funds sold                                          11,050                --
------------------------------------------------------------------------------------
Total cash and cash equivalents                             25,519            11,153

Securities:
   Available-for-sale (at estimated fair value)             16,810            19,427
   Held-to-maturity (market value of $32,319 at
     June 30, 1998, and $34,554 at Dec. 31, 1997)           32,127            34,382

Federal Home Loan Bank stock, at cost                          901               782
Loans, net of deferred loan fees                           150,445           147,659
Allowance for credit losses                                 (1,185)           (1,309)
------------------------------------------------------------------------------------
Loans, net                                                 149,260           146,350

Loans held for sale                                          1,036             1,686
Bank premises and equipment - net                            5,230             5,256
Accrued income and other assets                              3,374             3,513
------------------------------------------------------------------------------------
TOTAL ASSETS                                             $ 234,257         $ 222,549
====================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Non-interest bearing                                  $  24,598         $  20,764
   Interest bearing                                        190,968           183,044
------------------------------------------------------------------------------------
   Total deposits                                          215,566           203,808

Accrued interest payable                                     1,459             1,610
Other liabilities                                              584             1,258
------------------------------------------------------------------------------------
   Total liabilities                                         2,043             2,868

Stockholders' Equity:
   Common stock, par value $3.33 per share;
     authorized - 10,000,000 shares, issued and
     outstanding, 1,925,534 at June 30, 1998
     and 1,908,634 at December 31, 1997                      6,412             6,356
   Additional paid-in capital                                4,917             4,851
   Retained earnings                                         5,295             4,635
   Accumulated other comprehensive income                       24                31
------------------------------------------------------------------------------------
   Total stockholders' equity                               16,648            15,873
------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 234,257         $ 222,549
====================================================================================


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VILLAGE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
--------------------------------------------------------------------------------

                                              Three Months Ended          Six Months Ended
                                                   June 30,                   June 30,
                                               1998         1997        1998         1997
                                               ----         ----        ----         ----
                                                   (in thousands, except share data)
INTEREST INCOME:
   Loans, including fees                     $ 3,245      $ 2,832     $ 6,429      $ 5,545
   Securities:
     Taxable                                     542          490       1,093          947
     Tax-exempt                                  125           73         248          108
   Federal funds sold                            103           98         172          205
------------------------------------------------------------------------------------------
   Total interest income                       4,015        3,493       7,942        6,805

INTEREST EXPENSE                               1,566        1,452       3,151        2,795
------------------------------------------------------------------------------------------

NET INTEREST INCOME                            2,449        2,041       4,791        4,010
PROVISION/(CREDIT) FOR CREDIT LOSSES            (153)          15        (123)          30
------------------------------------------------------------------------------------------

NET INTEREST INCOME AFTER
   PROVISION/(CREDIT) FOR CREDIT LOSSES        2,602        2,026       4,914        3,980
------------------------------------------------------------------------------------------

OTHER INCOME:
   Other operating income                        174          137         319          270
   Security gains, net                            --           --          43           --
------------------------------------------------------------------------------------------
   Total other income                            174          137         362          270

OTHER EXPENSES:
   Salaries and employee benefits                991          862       1,994        1,675
   Net occupancy                                 246          185         497          326
   Furniture and equipment                        98           62         198          120
   Data processing services                      202          139         397          279
   Regulatory assessments                          6            7          12           10
   Printing, stationery and supplies              46           59         111           99
   Other operating expenses                      371          340         707          658
------------------------------------------------------------------------------------------
   Total other expense                         1,960        1,654       3,916        3,167

INCOME BEFORE PROVISION FOR INCOME TAXES         816          509       1,360        1,083
PROVISION FOR INCOME TAXES                       294          194         356          359
------------------------------------------------------------------------------------------
NET INCOME                                   $   522      $   315     $ 1,004      $   724
==========================================================================================

PER SHARE DATA(1)
Cash dividends paid                          $   .09      $   .09     $   .18      $   .18
Net income - basic earnings                      .27          .17         .52          .38
Net income - diluted earnings                    .27          .17         .51          .38

(1)Adjusted for 100% stock dividend issued in 1997.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VILLAGE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
--------------------------------------------------------------------------------

                                                               Six Months Ended June 30,
                                                                    (in thousands)
                                                                 1998           1997
                                                                 ----           ----
OPERATING ACTIVITIES:
Net income                                                    $  1,004      $    724
Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
     Provision/(credit) for credit losses                         (123)           30
     Provision for depreciation and amortization                   217           117
     Accretion of security discounts - net                        (190)          (67)
Security gains - net                                               (43)           --
Decrease in deferred loan fees                                     (43)          (45)
(Decrease) increase in interest payable                           (151)          448
Decrease (increase) in accrued income and other assets             144        (2,290)
Decrease in other liabilities                                     (674)          (99)
Origination of loans held for sale                              (9,471)       (5,309)
Proceeds from sales of loans                                    10,121         5,359
-------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                   791        (1,132)

INVESTING ACTIVITIES:
Proceeds from sales of available-for-sale securities             1,235            --
Proceeds from maturities of available-for-sale securities        7,061         5,043
Proceeds from maturities of held-to-maturity securities          8,543           332
Purchases of available-for-sale securities                      (5,452)       (2,852)
Purchases of held-to-maturity securities                        (6,294)      (10,830)
Purchase of Federal Home Loan Bank stock                          (119)          (70)
Net increase in loans                                           (2,744)       (5,356)
Purchases of premises and equipment                               (191)          (74)
-------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                 2,039       (13,807)

FINANCING ACTIVITIES:
Net increase in deposits                                        11,758        15,503
Cash dividends                                                    (344)         (343)
Net proceeds from issuance of common stock                         122             2
-------------------------------------------------------------------------------------
Net cash provided by financing activities                       11,536        15,162

INCREASE IN CASH AND CASH EQUIVALENTS                           14,366           223
-------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                    11,153        15,145
-------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 25,519      $ 15,368
=====================================================================================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest paid on deposits                                  $  3,000      $  2,347
   Income tax payments                                             460           589
   Change in net unrealized gain on available-
     for-sale securities, net of tax                                (7)           (4)


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

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which specifies accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and for distinguishing whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, except for certain provisions (relating to the accounting for secured borrowings and collateral and the accounting for transfers and servicing of repurchase agreements, dollar rolls, securities lending and similiar transactions) which have been deferred until January 1, 1998 in accordance with SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." Adoption of the effective provisions of SFAS No. 125 as of January 1, 1997 has not had any material effect on the Company's consolidated financial statements.

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

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and for hedging activities. It is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management does not expect the adoption of this statement will have a material effect on the Company's consolidated financial position or results of operations.


NOTE B - SECURITIES

     The amortized cost and the estimated fair values of securities were as follows (in thousands):

                                                          (Unaudited)
                                                         June 30, 1998
                                                         -------------

                                                     Gross           Gross       Estimated
                                     Amortized     Unrealized      Unrealized      Fair
                                       Cost          Gains           Losses        Value
                                       ----          -----           ------        -----
SECURITIES HELD-TO-MATURITY
U.S. Treasury Securities              $16,183        $  48          $  (2)        $16,229
Mortgage-backed securities
   of U.S. Government agencies          4,791           29             --           4,820
Obligations of states and
   political suddivisions              11,153          140            (23)         11,270
-----------------------------------------------------------------------------------------
TOTAL                                 $32,127        $ 217          $ (25)        $32,319
=========================================================================================

SECURITIES AVAILABLE-FOR-SALE
U.S. Treasury securities              $16,449        $  41          $  (1)        $16,489
Mortgage-backed securities
   of U.S. Government agencies            299            3             --             302
Other                                      19           --             --              19
-----------------------------------------------------------------------------------------
TOTAL                                 $16,767        $  44          $  (1)        $16,810
=========================================================================================

VILLAGE BANCORP, INC.

--------------------------------------------------------------------------------

                                                     December 31, 1997
                                                     -----------------

                                                     Gross        Gross       Estimated
                                     Amortized     Unrealized   Unrealized      Fair
                                       Cost          Gains        Losses        Value
                                       ----          -----        ------        -----
SECURITIES HELD-TO-MATURITY
U.S. Treasury Securities              $16,792        $ 23        $  (4)        $16,811
Mortgage-backed securities
   of U.S. Government agencies          6,704          24           (2)          6,726
Obligations of states and
   political suddivisions              10,886         147          (16)         11,017
--------------------------------------------------------------------------------------
TOTAL                                 $34,382        $194        $ (22)        $34,554
======================================================================================

SECURITIES AVAILABLE-FOR-SALE
U.S. Treasury securities              $18,993        $ 54        $  (2)        $19,045
Mortgage-backed securities
   of U.S. Government agencies            346           3           --             349
Other                                      33          --           --              33
--------------------------------------------------------------------------------------
TOTAL                                 $19,372        $ 57        $  (2)        $19,427
======================================================================================

     At June 30, 1998 and December 31, 1997 securities with a book value of $1,132,000 and $1,134,000, respectively, were pledged to secure public deposits and for other purposes as required by law and banking regulation.


NOTE C - LOANS

     The composition of the loan portfolio is summarized as follows:

                                                June 30, 1998      Dec. 31, 1997
                                                -------------      -------------
                                                         (in thousands)
Real estate                                       $ 124,538           $ 122,837
Commercial and financial                             18,410              17,138
Installment and consumer credit                       7,658               7,888
Deferred loan fees                                     (161)               (204)
--------------------------------------------------------------------------------
TOTAL                                             $ 150,445           $ 147,659
================================================================================

     The quarterly allowance for credit loss review and analysis demonstrated that the reserve required an adjustment based on historical loss experience, economic data and managements evaluation of the loan portfolio. This adjustment was reflected as a credit in the expense for the provision for loan losses.

     The recorded investment in loans considered to be impaired at June 30, 1998 and December 31, 1997 was $1,372,000 and $1,427,000, respectively. Specific valuation allowances for these loans were $158,000 and $174,000 at June 30, 1998 and December 31, 1997, respectively. Generally the fair value of impaired loans was determined using the fair value of the underlying collateral.

VILLAGE BANCORP, INC.

--------------------------------------------------------------------------------


NOTE D - COMMITMENTS

   On June 30, 1998, standby letters of credit approximated $1,503,000.


NOTE E - STOCKHOLDERS' EQUITY

     A $.09 per share cash dividend was distributed February 7, 1997 to stockholders of record on January 30, 1997. A $.09 per share cash dividend was distributed May 2, 1997 to stockholders of record on April 25, 1997.

     A $.09 per share cash dividend was distributed February 6, 1998 to stockholders of record on January 30, 1998. A $.09 per share cash dividend was distributed May 1, 1998 to stockholders of record on April 24, 1998.

     A 100% stock dividend (the functional equivalent of a 2 for 1 stock split) was distributed in December, 1997 to stockholders of record on November 28, 1997.

     Options exercised during the six-month period ended June 30, 1998 totaled 16,900 shares at prices ranging from $5.50 to $11.07.

NOTE F - EARNINGS PER SHARE

     SFAS No. 128, "Earnings Per Share", became effective for the Company in the fourth quarter of 1997, and requires restatement of all prior-period earnings per share ("EPS"). SFAS No. 128 requires that "Basic EPS" exclude dilution and be computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for that period; "Diluted EPS" reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. A summary of the basic and diluted earnings per share calculations for June 30, 1998 and 1997 are as follows:

                                              Three Months Ended                   Six Months Ended
                                                   June 30,                            June 30,
                                                   --------                            --------
                                                                 Per                                      Per
                                     Income       Shares        Share       Income         Shares         Share
                                     ------       ------        -----       ------         ------         -----
   1998
Basic EPS                         $  522,000     1,922,110       $.27     $1,004,000      1,918,591        $.52
Effect of Dilutive
   Securities - Stock Options                       52,252                                   52,252
Diluted EPS                       $  522,000     1,974,362       $.27     $1,004,000      1,970,843        $.51

   1997
Basic EPS                         $  315,000     1,904,634       $.17     $  724,000      1,904,559        $.38
Effect of Dilutive
 Securities - Stock Options                         25,880                                   25,880
Diluted EPS                       $  315,000     1,930,514       $.17     $  724,000      1,930,439        $.38

VILLAGE BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
--------------------------------------------------------------------------------


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

     The Company's comprehensive income for the six months ended June 30, was as follows:

Description                                                            Amount
-----------                                                            ------
                                                                1998           1997
                                                                ----           ----
Net income                                                  $ 1,004,000     $ 724,000

Other comprehensive income, net of tax:
Unrealized holding gains on securities available-
   for-sale arising during the period                            19,000       (13,000)

Reclassification adjustment, net of tax, for net gains
   realized on available-for-sale securities in the period
   ended June 30, that were held as of December 31              (26,000)        9,000
                                                              ---------     ---------

Net loss recognized in other comprehensive income,
   net of tax                                                    (7,000)       (4,000)
                                                              ---------     ---------

Comprehensive income                                        $   997,000    $  720,000
                                                              =========     =========


     The net loss recognized in other comprehensive income, net of tax, represents a decrease in the net unrealized appreciation of available-for-sale securities, net of tax, during the six months ended June 30, 1997 and 1998. The cumulative balance of this unrealized gain, net of tax, at June 30, 1997 and 1998 was $24,000 and ($17,000), respectively.

VILLAGE BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


GENERAL

     Village Bancorp, Inc. (the "Company") through its only subsidiary, The Village Bank & Trust Company ("Village" or the "Bank") had total assets of $234,257,000 on June 30, 1998 in comparison to total assets of $222,549,000 on December 31, 1997. This is an increase of $11,708,000 or 5.3%.

     For the three month periods ended June 30, 1998 and 1997, the Company's net income increased from $315,000 for the 1997 period to $522,000 for the 1998 period. Net interest income increased $408,000 (20.0%) from $2,041,000 for the 1997 period to $2,449,000 for the 1998 period.

     For the six month periods ended June 30, 1998 and 1997, the Company's net income increased from $724,000 for the 1997 period to $1,004,000 for the 1998 period. Net interest income increased $781,000 (19.5%) from $4,010,000 for the 1997 period to $4,791,000 for the 1998 period.

ASSETS AND RELATED INCOME ANANLYSIS (Six Month Comparison)

     Loans outstanding on June 30, 1998 totaled $150,445,000, which is an increase of $2,786,000 (1.9%) from the $147,659,000 outstanding at December 31, 1997. Loan income increased $884,000 (15.9%) from $5,545,000 for the 1997 period to $6,429,000 for the 1998 period. This increase is due to an increase in average outstanding loans, from $130,430,000 in the 1997 period to $149,932,157,000 for the 1998 period coupled with an increase in the average rate earned, from 8.50% for the 1997 period to 8.58% for the 1998 period. The quarterly allowance for credit loss review and analysis demonstrated that the reserve required an adjustment to the provision based on historical loss experience, economic data and managements evaluation of the loan portfolio. This adjustment was reflected as a credit in the expense for the provision for loan losses.

     Securities, which consists of securities held-to-maturity and securities available-for-sale, decreased $4,872,000 (9.1%) from $53,809,000 at December 31, 1997 to $48,937,000 at June 30, 1998. Security income increased $286,000 (27.1%)
from $1,055,000 in the period ending June 30, 1997 to $1,341,000 for the 1998 period. This increase was due to an increase in the average dollar amount of securities held, from $36,625,000 for the 1997 period to $49,421,000 in the 1998 period, offset by a decrease in the average rate earned from 5.76% in the 1997 period to 5.43% in the 1998 period. The Bank has the positive intent and ability to hold securities designated as held-to-maturity until maturity and does not engage in trading activities. Securities classified as available-for-sale are used to compensate for liquidity forecasting deviations.

     Federal funds sold increased $11,050,000 from $0 at December 31, 1997 to $11,050,000 at June 30, 1998. Federal funds sold income decreased $33,000 (16.1%) from $205,000 for the 1997 period to $172,000 for the 1998 period, primarily due to a decrease in the average dollar amount outstanding from $7,825,000 in the 1997 period to $6,360,000, offset by a decrease in the average rate earned from 5.33% in the 1997 period to 5.41% in the 1998 period.

VILLAGE BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
--------------------------------------------------------------------------------


LIABILITIES AND RELATED EXPENSE ANALYSIS (Six Month Comparison)

     Deposits increased $11,758,000 (5.8%) from $203,808,000 at December 31,
1997 to $215,566,000 at June 30, 1998. Interest on deposits increased $356,000 (12.7%) from $2,795,000 for the 1997 period to $3,151,000 for the 1998 period.
This increase was primarily attributable to an increase in the average outstandings, from $171,005,000 for the 1997 period to $205,334,000 in the 1998 period, offset by a decrease in the average rate paid from 3.27% in the 1997 period to 3.07% in the 1998 period.

     Salary and employee benefit expense increased $319,000 (19.0%) from $1,675,000 in the 1997 period to $1,994,000 in the 1998 period, primarily as a result of the increase in the number of personnel due to the opening of the two new branch office locations in June and July of 1998.

     Net occupancy expenses increased $171,000 (52.5%) from $326,000 in the 1997 period to $497,000 in the 1998 period, primarily as a result of addtional expenses incurred with the addition of a branch office in Westport, Connecticut along with the construction of the Bank's new building in Danbury, Connecticut.

     Furniture and equipment expense increased $78,000 (65.0%) from $120,000 in the 1997 period to $198,000 in the 1998 period, primarily as a result of the opening of the two new offices.

     Data processing services expense increased $118,000 (42.3%) from $279,000 in the 1997 period to $397,000 in the 1998 period and printing, stationery and supplies expense increased $12,000 (12.1%) from $99,000 in the 1997 period to $111,000 in the 1998 period, primarily as a result of the growth of the Bank and increased use of services.

ASSETS AND RELATED INCOME ANANLYSIS (Three Month Comparison)

     Loans outstanding increased $2,431,000 during the three month period ended June 30, 1998. This compares to a $875,000 increase during the 1997 period. Loan income increased $413,000 (14.6%) from $2,832,000 for the 1997 period to $3,245,000 for the 1998 period. This increase is due to an increase in average outstanding loans, from $131,633,000 in the 1997 period to $151,381,000 for the 1998 period offset by a slight decrease in the average rate earned, from 8.61% for the 1997 period to 8.57% for the 1998 period.

     Securities, which consists of securities held-to-maturity and securities available-for-sale, increased $361,000 (.7%) during the 1998 period as compared to an increase of $1,011,000 (2.5%) for the 1997 period. Security income increased $104,000 (18.5%) from $563,000 in the period ending June 30, 1997 to $667,000 for the 1998 period. This increase was due to an increase in the average dollar amount of securities held, from $40,241,000 for the 1997 period to $49,306,000 in the 1998 period, offset by a decrease in the average rate earned from 5.60% in the 1997 period to 5.41% in the 1998 period.

VILLAGE BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
--------------------------------------------------------------------------------

     Federal funds sold decreased $1,600,000 (12.6%) during the 1998 period as compared to a decrease of $100,000 (2.2%) for the 1997 period. Federal funds sold income increased $5,000 (5.1%) from $98,000 for the 1997 period to $103,000 for the 1998 period, primarily due to an increase in the average dollar amount outstanding from $7,325,000 in the 1997 period to $7,357,000, coupled with an increase in the average rate earned from 5.35% in the 1997 period to 5.60% in the 1998 period .

LIABILITIES AND RELATED EXPENSE ANALYSIS (Three Month Comparison)

     Deposits increased $5,408,000 (2.6%) during the 1998 period as compared to an increase of $4,470,000 (2.6%) for the 1997 period. Interest on deposits increased $114,000 (7.9%) from $1,452,000 for the 1997 period to $1,566,000 for the 1998 period. This increase was primarily attributable to an increase in the average outstandings, from $174,940,000 for the 1997 period to $208,774,000 in the 1998 period, offset by a decrease in the average rate paid from 3.32% in the 1997 period to 3.00% in the 1998 period.

LIQUIDITY

     Liquidity is the ability to provide funds for loan requests, unexpected deposit outflows and meeting other recurring financial obligations. Cash and cash equivalents at June 30, 1998 were $25,519,000 or 10.9% of total assets as compared to $11,153,000 or 5.0% of total assets at December 31, 1997. The Bank also maintains excess stored liquidity reserves to compensate for liquidity forecasting deviations. These reserves are comprised of investment grade securities that are highly marketable and liquid. The primary source of liquidity, cash and due from banks and federal funds sold, have historically surpassed the liquidity needs of the Company. Management closely monitors the Bank's liquidity/cash flow position and does not anticipate any liquidity problems in the foreseeable future.

CAPITAL RESOURCES

     The table below lists the minimum capital requirements along with the Company's capital position at June 30, 1998:

       Capital                      Minimum Capital            Company's Capital
       Standard                       Requirement                  Position
       --------                       -----------                  --------

Total Capital to risk
   weighted assets                        8.00%                      13.61%

Stockholders' equity to
risk weighted assets                      4.00%                      12.58%

Leverage ratio                          3.0 - 5.0%                    7.32%

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

     The Bank utilizes the services of a third party service bureau for its data processing needs. This service bureau is well on its way to addressing the Y2K project and expects to complete its testing of its system changes by October of 1998. At the same time the Bank will in conjunction with the service bureau be conducting testing of its own on all of the applications. In addition the Bank has recently completed the planned upgrade of the teller and platform systems in all branch offices. This upgrade included enhancements to the back office operational areas as well. These upgrades were Y2K compliant.

     The Federal Deposit Insurance Corporation ("FDIC") is responsible for supervising efforts by banks to prepare for the Y2K date change. The FDIC has been conducting special examinations of insured banks to make sure they are taking necessary steps to get ready for the Y2K date change. The FDIC is also closely monitoring the progress that the Bank is making to complete critical steps as required by Y2K plans.

     The costs associated with the implementation of changes to deal with Y2K issues is not expected to have a material impact on the Company's consolidated financial statements, however there can be no assurances that Y2K will not to some degree affect the operations of the Bank.


FORWARD-LOOKING STATEMENTS

     The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to June 30, 1998. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

Item 3.  Defaults Upon Senior Securities                      Not Applicable

Item 4.  Results of Votes of Security Holders                 Not Applicable

Item 5.  Other Information                                    Not Applicable

Item 6.  Exhibits and Reports on Form 8-k

     (a)  Exhibits - None

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 30, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



Village Bancorp, Inc.
(Registrant)






Date:    August 12, 1998                         /s/  Robert V. Macklin
         ---------------                         ----------------------
                                              Robert V. Macklin - President
                                               and Chief Executive Officer


Date:    August 12, 1998                          /s/ James R. Umbarger
         ---------------                          ---------------------
                                            James R. Umbarger - Executive Vice
                                           President and Chief Financial Officer