Form 10-Q
period 1998-09-30
VILLAGE BANCORP INC
filed 1998-11-12
CIK 715148

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                         YES _X_         NO ___

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at October 31, 1998
Common Stock, $3.33 Par Value                               1,942,334

                              VILLAGE BANCORP, INC.

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

PART I.        FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

          Condensed Consolidated Balance Sheets
            September 30, 1998 and December 31, 1997 (unaudited)............   1

          Condensed Consolidated Statements of Income For The
            Three Months Ended September 30, 1998 and 1997 (unaudited)
            Nine Months Ended September 30, 1998 and 1997 (unaudited).......   2

          Condensed Consolidated Statements of Cash Flows For The
            Nine Months Ended September 30, 1998 and 1997 (unaudited).......   3

          Notes to Condensed Consolidated Financial Statements (unaudited)..   4

     ITEM 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................   9

PART II.       OTHER INFORMATION:

     ITEM 1.   Legal Proceedings............................................  14

     ITEM 2.   Changes in Securities........................................  14

     ITEM 3.   Defaults Upon Senior Securities..............................  14

     ITEM 4.   Results of Votes of Security Holders.........................  14

     ITEM 5.   Other Information............................................  14

     ITEM 6.   (a)  Exhibits................................................  14

               (b)  Reports on Form 8-K.....................................  14

SIGNATURES     .............................................................  15

VILLAGE BANCORP, INC.

--------------------------------------------------------------------------------

PART I.  -  FINANCIAL INFORMATION

VILLAGE BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - (UNAUDITED)
--------------------------------------------------------------------------------

ASSETS                                            Sept. 30, 1998  Dec. 31, 1997
                                                  --------------  -------------
                                                                  (in thousands)
Cash and due from banks                             $  11,831       $  11,153
Federal funds sold                                     13,100              --
--------------------------------------------------------------------------------
Total cash and cash equivalents                        24,931          11,153

Securities:
   Available-for-sale (at estimated fair value)        13,404          19,427
   Held-to-maturity (market value of $32,307 at
     Sept. 30, 1998, and $34,554 at Dec. 31, 1997)     31,618          34,382

Federal Home Loan Bank stock, at cost                     901             782

Loans, net of deferred loan fees                      150,075         147,659
Allowance for credit losses                            (1,181)         (1,309)
--------------------------------------------------------------------------------
Loans, net                                            148,894         146,350

Loans held for sale                                     2,060           1,686
Bank premises and equipment - net                       5,331           5,256
Accrued income and other assets                         3,034           3,513
--------------------------------------------------------------------------------
TOTAL ASSETS                                        $ 230,173       $ 222,549
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Non-interest bearing                             $  21,439       $  20,764
   Interest bearing                                   189,405         183,044
--------------------------------------------------------------------------------
   Total deposits                                     210,844         203,808

Accrued interest payable                                1,112           1,610
Other liabilities                                       1,007           1,258
--------------------------------------------------------------------------------
   Total liabilities                                  212,963         206,676

Stockholders' Equity:
   Common stock, par value $3.33 per share;
     authorized - 10,000,000 shares, issued and
     outstanding, 1,938,334 at Sept. 30, 1998
     and 1,908,634 at December 31, 1997                 6,455           6,356
   Additional paid-in capital                           4,954           4,851
   Retained earnings                                    5,700           4,635
   Accumulated other comprehensive income                 101              31
--------------------------------------------------------------------------------
   Total stockholders' equity                          17,210          15,873
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 230,173       $ 222,549
================================================================================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VILLAGE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended             Nine Months Ended
                                                              Sept. 30,                      Sept. 30,
                                                       1998            1997           1998              1997
                                                       ----            ----           ----              ----
                                                             (in thousands, except share data)
INTEREST INCOME:
   Loans, including fees                             $  3,300        $  3,000       $  9,729         $  8,545
   Securities:
     Taxable                                              519             539          1,612            1,486
     Tax-exempt                                           128              91            376              199
   Federal funds sold                                      70              87            242              292
-------------------------------------------------------------------------------------------------------------
   Total interest income                                4,017           3,717         11,959           10,522

INTEREST EXPENSE                                        1,535           1,611          4,686            4,406
-------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                     2,482           2,106          7,273            6,116
PROVISION (CREDIT) FOR CREDIT LOSSES                       --              15           (123)              45
-------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME AFTER
   PROVISION (CREDIT) FOR CREDIT LOSSES                 2,482           2,091          7,396            6,071
-------------------------------------------------------------------------------------------------------------

OTHER INCOME:
   Other operating income                                 179             149            498              419
   Security gains, net                                     40              --             83               --
-------------------------------------------------------------------------------------------------------------
   Total other income                                     219             149            581              419

OTHER EXPENSES:
   Salaries and employee benefits                         941             919          2,935            2,594
   Net occupancy                                          252             235            749              561
   Furniture and equipment                                 97              95            295              215
   Data processing services                               197             159            594              438
   Regulatory assessments                                   8               5             20               15
   Printing, stationery and supplies                       48              74            159              173
   Other operating expenses                               248             400            955            1,058
-------------------------------------------------------------------------------------------------------------
   Total other expenses                                 1,791           1,887          5,707            5,054

INCOME BEFORE PROVISION FOR INCOME TAXES                  910             353          2,270            1,436
PROVISION FOR INCOME TAXES                                330             122            686              481
-------------------------------------------------------------------------------------------------------------
NET INCOME                                           $    580        $    231       $  1,584         $    955
=============================================================================================================

`PER SHARE DATA(1)
Cash dividends paid                                  $    .09        $    .09       $    .27         $    .27
Net income - basic earnings                               .30             .12            .82              .50
Net income - diluted earnings                             .29             .12            .81              .49

(1)Adjusted for 100% stock dividend issued in 1997.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VILLAGE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
-----------------------------------------------------------------------------------------------
                                                                   Nine Months Ended Sept. 30,
                                                                         (in thousands)
                                                                     1998             1997
                                                                   --------         --------
OPERATING ACTIVITIES:
Net income                                                         $  1,584         $    955
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision (credit) for credit losses                              (123)              45
     Provision for depreciation and amortization                        330              227
     Accretion of security discounts - net                             (318)            (153)
Security gains - net                                                    (83)
Decrease in deferred loan fees                                          (57)             (32)
(Decrease) increase in accrued interest payable                        (498)             656
Decrease in accrued income and other assets                             479              842
(Decrease) increase in other liabilities                               (251)             126
Origination of loans held for sale                                  (19,070)          (2,376)
Proceeds from sales of loans                                         18,696            2,426
-----------------------------------------------------------------------------------------------
Net cash provided by operating activities                               689            2,716

INVESTING ACTIVITIES:
Proceeds from sales of available-for-sale securities                  5,323               --
Proceeds from maturities of available-for-sale securities             8,608            6,067
Proceeds from maturities of held-to-maturity securities              15,345              990
Purchases of available-for-sale securities                           (7,449)          (2,852)
Purchases of held-to-maturity securities                            (12,569)         (19,487)
Purchase of Federal Home Loan Bank stock                               (119)             (70)
Net increase in loans                                                (2,364)         (12,998)
Purchases of premises and equipment                                    (405)          (4,023)
-----------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                   6,370          (32,373)

FINANCING ACTIVITIES:
Net increase in deposits                                              7,036           36,064
Cash dividends                                                         (519)            (514)
Net proceeds from issuance of common stock                              202                2
-----------------------------------------------------------------------------------------------
Net cash provided by financing activities                             6,719           35,552

INCREASE IN CASH AND CASH EQUIVALENTS                                13,778            5,895
-----------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         11,153           15,145
-----------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 24,931         $ 21,040
===============================================================================================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest paid on deposits                                       $  4,188         $  3,750
   Income tax payments                                                  460              714
   Change in net unrealized gain on available-
     for-sale securities, net of tax                                     70               31

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

     While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 annual report.

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"), which specifies accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and for distinguishing whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, except for certain provisions (relating to the accounting for secured borrowings and collateral and the accounting for transfers and servicing of repurchase agreements, dollar rolls, securities lending and similiar transactions) which have been deferred until January 1, 1998 in accordance with SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." Adoption of the effective provisions of SFAS No. 125 as of January 1, 1997 and 1998 has not had any material effect on the Company's consolidated financial statements.

VILLAGE BANCORP, INC.

--------------------------------------------------------------------------------

     In June 1997, the FASB issued a new accounting standard, SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), which requires that enterprises report certain financial and descriptive information about operating segments in complete sets of financial statements and in condensed financial statements of interim periods issued to stockholders. It will require the Company to report certain information about its products and services, geographic areas in which it operates and its major customers. SFAS No. 131 is effective for fiscal year 1998. As the requirements of this standard are disclosure-related, its implementation will have no impact on the Company's financial condition or results of operations.

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



NOTE B - SECURITIES

     The amortized cost and estimated fair values of securities were as follows (in thousands):

                                                         Sept. 30, 1998
                                                         --------------
                                                      Gross            Gross          Estimated
                                     Amortized      Unrealized       Unrealized         Fair
                                       Cost           Gains            Losses           Value
                                     ---------      ----------       ----------       ----------
SECURITIES HELD-TO-MATURITY
U.S. Treasury Securities              $15,841        $   316         $    --           $16,157
Mortgage-backed securities
   of U.S. Government agencies          4,406             73              --             4,479
Obligations of states and
   political subdivisions              11,371            302              (2)           11,671
------------------------------------------------------------------------------------------------
TOTAL                                 $31,618        $   691         $    (2)          $32,307
================================================================================================

SECURITIES AVAILABLE-FOR-SALE
U.S. Treasury securities              $12,964        $   166         $    --           $13,130
Mortgage-backed securities
   of U.S. Government agencies            254              3              --               257
Other                                      17             --              --                17
------------------------------------------------------------------------------------------------
TOTAL                                 $13,235        $   169         $    --           $13,404
================================================================================================

VILLAGE BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
----------------------------------------------------------------------------------------------------
                                                               December 31, 1997
                                                               -----------------
                                                              Gross          Gross         Estimated
                                            Amortized      Unrealized     Unrealized         Fair
                                              Cost            Gains         Losses           Value
                                            ---------      ----------     ----------       ---------
SECURITIES HELD-TO-MATURITY
U.S. Treasury Securities                     $16,792        $    23        $    (4)         $16,811
Mortgage-backed securities
   of U.S. Government agencies                 6,704             24             (2)           6,726
Obligations of states and
   political subdivisions                     10,886            147            (16)          11,017
----------------------------------------------------------------------------------------------------
TOTAL                                        $34,382        $   194        $   (22)         $34,554
====================================================================================================

SECURITIES AVAILABLE-FOR-SALE
U.S. Treasury securities                     $18,993        $    54        $    (2)         $19,045
Mortgage-backed securities
   of U.S. Government agencies                   346              3             --              349
Other                                             33             --             --               33
----------------------------------------------------------------------------------------------------
TOTAL                                        $19,372        $    57        $    (2)         $19,427
====================================================================================================

     At September 30, 1998 and December 31, 1997, securities with a book value of $1,130,000 and $1,134,000, respectively, were pledged to secure public deposits and for other purposes as required by law and banking regulation.

NOTE C - LOANS

     The composition of the loan portfolio is summarized as follows (in thousands):

                                         Sept. 30, 1998        Dec. 31, 1997
                                         --------------        -------------
Real estate                                $ 123,040             $ 122,837
Commercial and financial                      18,569                17,138
Installment and consumer credit                8,613                 7,888
Deferred loan fees                              (147)                 (204)
--------------------------------------------------------------------------------
TOTAL                                      $ 150,075             $ 147,659
================================================================================

The June 30, 1998 quarterly allowance for credit loss review and analysis demonstrated that the reserve required an adjustment based on historical loss experience, economic data and managements evaluation of the loan portfolio. This adjustment was reflected as a credit to the provision for loan losses during the second quarter of 1998.

     The recorded investment in loans considered to be impaired at September 30, 1998 and December 31, 1997 was $1,165,000 and $1,427,000, respectively. Specific valuation allowances for these loans were $158,000 and $174,000 at September 30, 1998 and December 31, 1997, respectively, to reduce the recorded amount of such loans to their estimated fair value. Generally, the fair value of impaired loans was determined using the estimated fair value of the underlying collateral.

VILLAGE BANCORP, INC.

--------------------------------------------------------------------------------

NOTE D - COMMITMENTS

     On September 30, 1998, standby letters of credit approximated $2,257,000.

NOTE E - STOCKHOLDERS' EQUITY

     A $.09 per share cash dividend was distributed February 7, 1997 to stockholders of record on January 30, 1997. A $.09 per share cash dividend was distributed May 2, 1997 to stockholders of record on April 25, 1997. A $.09 per share cash dividend was distributed August 1, 1997 to stockholders of record on July 25, 1997.

     A $.09 per share cash dividend was distributed February 6, 1998 to stockholders of record on January 30, 1998. A $.09 per share cash dividend was distributed May 1, 1998 to stockholders of record on April 24, 1998. A $.09 per share cash dividend was distributed August 7, 1998 to stockholders of record on July 31, 1998.

     A 100% stock dividend (the functional equivalent of a 2 for 1 stock split) was distributed in December, 1997 to stockholders of record on November 28, 1997.

     Stock options exercised during the nine-month period ended September 30, 1998 totaled 29,700 shares at prices ranging from $5.50 to $11.13. Stock options granted during the nine-month period ending September 30, 1998 totaled 6,000 at prices ranging from $19.50 to $22.13.

NOTE F - EARNINGS PER SHARE

     SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"), became effective for the Company in the fourth quarter of 1997, and requires restatement of all prior-period earnings per share ("EPS"). SFAS No. 128 requires that "Basic EPS" exclude dilution and be computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for that period; "Diluted EPS" reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. A summary of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 1998 and 1997 are as follows:

                                                    Three Months Ended                           Nine Months Ended
                                                       September 30,                               September 30,
                                        ---------------------------------------      ---------------------------------------
                                                                          Per                                          Per
                                          Income          Shares         Share         Income          Shares         Share
                                        ----------       ---------      -------      ----------       ---------      -------
 1998
 ----
Basic EPS                               $  580,000       1,935,099      $   .30      $1,584,000       1,924,154      $   .82
Effect of Dilutive
   Securities - Stock Options                               42,355                                       43,434
----------------------------------------------------------------------------------------------------------------------------
Diluted EPS                             $  580,000       1,977,454      $   .29      $1,584,000       1,967,588      $   .81

 1997
 ----
Basic EPS                               $  231,000       1,904,634      $   .12      $  955,000       1,904,584      $   .50
Effect of Dilutive
   Securities - Stock Options                               30,243                                       27,106
----------------------------------------------------------------------------------------------------------------------------
Diluted EPS                             $  231,000       1,934,877      $   .12      $  955,000       1,931,690      $   .49

VILLAGE BANCORP, INC.

--------------------------------------------------------------------------------


NOTE G - REPORTING COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as are the financial statements. For interim financial reporting periods, the Company has elected to provide this disclosure in the notes to the financial statements. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners."

     The Company's comprehensive income for the three and nine months ended September 30, were as follows:

Description                                                                   Amount
-----------                                                                   ------
                                                       Three Months Ended                Nine Months Ended
                                                      1998            1997             1998             1997
                                                      ----            ----             ----             ----

Net income                                        $   580,000     $   231,000      $ 1,584,000      $   955,000

Other comprehensive income, net of tax:
Unrealized holding gains
 on securities available-for-sale
 arising during the period                            126,000          63,000          114,000           55,000

Reclassification adjustment,
   net of tax, for net gains realized
   on available-for-sale securities
   in the period ended September 30,
   that were held as of December 31                   (49,000)        (28,000)         (44,000)         (24,000)
---------------------------------------------------------------------------------------------------------------

Net gain recognized in other
   comprehensive income, net of tax                    77,000          35,000           70,000           31,000
---------------------------------------------------------------------------------------------------------------

Comprehensive income                              $   657,000     $   266,000      $ 1,654,000      $   986,000
===============================================================================================================

     The net gain recognized in other comprehensive income, net of tax, represents an increase in the net unrealized appreciation of available-for-sale securities, net of tax, during the periods ended September 30, 1998 and 1997. The cumulative balance of this net unrealized gain, net of tax, at September 30, 1998 and 1997 was $101,000 and $18,000, respectively.

NOTE H - SUBSEQUENT EVENT

     On November 11, 1998, Village Bancorp, Inc. ("Village") and Webster Financial Corporation ("Webster") announced that they had reached a definitive agreement, whereby Webster would acquire Village, the holding company for The Village Bank & Trust Company, for $23.50 per share in a tax-free, stock-for-stock exchange valued at approximately $46.4 million.

     The definitive agreement, which has been approved by both companies' boards of directors, is subject to approval by Village Bancorp's shareholders and regulatory authorities. The transaction is expected to close in the first quarter of 1999.

VILLAGE BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL

     Village Bancorp, Inc. (the "Company") through its only subsidiary, The Village Bank & Trust Company ("Village" or the "Bank") had total assets of $230,173,000 on September 30, 1998 in comparison to total assets of $222,549,000 on December 31, 1997. This is an increase of $7,624,000 or 3.4%.

     For the three month periods ended September 30, 1998 and 1997, the Company's net income increased from $231,000 for the 1997 period to $580,000 for the 1998 period. Net interest income increased $376,000 (17.9%) from $2,106,000 for the 1997 period to $2,482,000 for the 1998 period.

     For the nine month periods ended September 30, 1998 and 1997, the Company's net income increased from $955,000 for the 1997 period to $1,584,000 for the 1998 period. Net interest income increased $1,157,000 (18.9%) from $6,116,000 for the 1997 period to $7,273,000 for the 1998 period.

ASSETS AND RELATED INCOME ANANLYSIS (Nine Month Comparison)

     Loans outstanding on September 30, 1998 totaled $150,075,000, which is an increase of $2,416,000 (1.6%) from the $147,659,000 outstanding at December 31, 1997. Loan income increased $1,184,000 (13.9%) from $8,545,000 for the 1997 period to $9,729,000 for the 1998 period. This increase is due to an increase in average outstanding loans, from $132,673,000 in the 1997 period to $150,879,000 for the 1998 period coupled with a slight increase in the average rate earned, from 8.59% for the 1997 period to 8.60% for the 1998 period. The June 30, 1998 quarterly allowance for credit loss review and analysis demonstrated that the reserve required an adjustment based on historical loss experience, economic data and managements evaluation of the loan portfolio. This adjustment was reflected as a credit to the provision for loan losses during the second quarter of 1998.

     Securities, which consists of securities held-to-maturity and securities available-for-sale, decreased $8,787,000 (16.3%) from $53,809,000 at December 31, 1997 to $45,022,000 at September 30, 1998. Income from securities increased $303,000 (18.0%) from $1,685,000 in the period ending September 30, 1997 to $1,988,000 for the 1998 period. This increase was due to an increase in the average dollar amount of securities held, from $39,918,000 for the 1997 period to $48,973,000 in the 1998 period, offset by a decrease in the average rate earned from 5.63% in the 1997 period to 5.41% in the 1998 period. The Bank has the positive intent and ability to hold securities designated as held-to-maturity until maturity and does not engage in trading activities. Securities classified as available-for-sale are used to compensate for liquidity forecasting deviations.

     Federal funds sold increased $13,100,000 from $0 at December 31, 1997 to $13,100,000 at September 30, 1998. Federal funds sold income decreased $50,000 (17.1%) from $292,000 for the 1997 period to $242,000 for the 1998 period, primarily due to a decrease in the average dollar held from $7,309,000 in the 1997 period to $6,027,000, offset by a slight increase in the average rate earned from 5.33% in the 1997 period to 5.35% in the 1998 period.

VILLAGE BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
--------------------------------------------------------------------------------

LIABILITIES AND RELATED EXPENSE ANALYSIS (Nine Month Comparison)

     Deposits increased $7,036,000 (3.5%) from $203,808,000 at December 31, 1997 to $210,844,000 at September 30, 1998. Interest on deposits increased $280,000 (6.4%) from $4,406,000 for the 1997 period to $4,686,000 for the 1998 period.
This increase was primarily attributable to an increase in average deposits, from $176,536,000 for the 1997 period to $206,044,000 in the 1998 period, offset by a decrease in the average rate paid from 3.33% in the 1997 period to 3.03% in the 1998 period.

     Salary and employee benefit expense increased $341,000 (13.1%) from $2,594,000 in the 1997 period to $2,935,000 in the 1998 period, primarily as a result of the increase in the number of personnel due to the opening of the two new branch office locations in June and July of 1997.

     Net occupancy expenses increased $188,000 (33.5%) from $561,000 in the 1997 period to $749,000 in the 1998 period, primarily as a result of addtional expenses incurred with the addition of a branch office in Westport, Connecticut in June of 1997 along with the opening of the Bank's new building in Danbury, Connecticut in July of 1997.

     Furniture and equipment expense increased $80,000 (37.2%) from $215,000 in the 1997 period to $295,000 in the 1998 period, primarily as a result of the opening of the two new offices.

     Data processing services expense increased $156,000 (35.6%) from $438,000 in the 1997 period to $594,000 in the 1998 primarily as a result of the growth of the Bank and increased use of services.

ASSETS AND RELATED INCOME ANANLYSIS (Three Month Comparison)

     Loans outstanding decreased $370,000 during the three month period ended September 30, 1998. This compares to a $7,598,000 increase during the 1997 period. Loan income increased $300,000 (10.0%) from $3,000,000 for the 1997 period to $3,300,000 for the 1998 period. This increase is due to an increase in average outstanding loans, from $137,160,000 in the 1997 period to $152,739,000 for the 1998 period offset by a decrease in the average rate earned, from 8.75% for the 1997 period to 8.64% for the 1998 period.

     Securities, which consists of securities held-to-maturity and securities available-for-sale, decreased $3,915,000 (8.0%) during the 1998 period as compared to an increase of $7,100,000 (17.2%) for the 1997 period. Income from securities increased $17,000 (2.7%) from $630,000 in the period ending September 30, 1997 to $647,000 for the 1998 period. This increase was due to an increase in the average dollar amount of securities held, from $45,012,000 for the 1997 period to $48,052,000 in the 1998 period, offset by a decrease in the average rate earned from 5.60% in the 1997 period to 5.39% in the 1998 period.

VILLAGE BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
--------------------------------------------------------------------------------

     Federal funds sold increased $2,050,000 (18.6%) during the 1998 period as compared to an increase of $1,400,000 (32.2%) for the 1997 period. Federal funds sold income decreased $17,000 (19.5%) from $87,000 for the 1997 period to $70,000 for the 1998 period, primarily due to a decrease in the average dollar amount outstanding from $6,276,000 in the 1997 period to $5,419,000, coupled with a decrease in the average rate earned from 5.54% in the 1997 period to 5.17% in the 1998 period.

LIABILITIES AND RELATED EXPENSE ANALYSIS (Three Month Comparison)

     Deposits decreased $4,722,000 (2.2%) during the 1998 period as compared to an increase of $20,561,000 (11.5%) for the 1997 period. Interest on deposits decreased $76,000 (4.7%) from $1,611,000 for the 1997 period to $1,535,000 for the 1998 period. This decrease was primarily attributable to a decrease in the average rate paid from 3.43% in the 1997 period to 2.96% in the 1998 period offset by an increase in the average outstandings from $187,600,000 for the 1997 period to $207,443,000 in the 1998 period.

LIQUIDITY

     Liquidity is the ability to provide funds for loan requests, unexpected deposit outflows and meeting other recurring financial obligations. Cash and cash equivalents at September 30, 1998 were $24,931,000 or 10.8% of total assets as compared to $11,153,000 or 5.0% of total assets at December 31, 1997. The Bank also maintains excess stored liquidity reserves to compensate for liquidity forecasting deviations. These reserves are comprised of investment grade securities that are highly marketable and liquid. The primary source of liquidity, cash and due from banks and federal funds sold, have historically surpassed the liquidity needs of the Company. Management closely monitors the Bank's liquidity/cash flow position and does not anticipate any liquidity problems in the foreseeable future.

CAPITAL RESOURCES

     The table below lists the minimum capital requirements along with the Company's capital position at September 30, 1998:

      Capital                       Minimum Capital            Company's Capital
      Standard                        Requirement                  Position
      --------                      ---------------            -----------------

Total Capital to risk
   weighted assets                       8.00%                      13.79%

Stockholders' equity to
   risk weighted assets                  4.00%                      12.90%

Leverage ratio                         3.0 - 5.0%                    7.54%

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

     The Bank utilizes the services of a third party service bureau for its data processing needs. This service bureau is well on its way to addressing the Y2K project and has completed the first phase of testing of its processing system. The Bank has also completed its first phase of testing on all the applications that are provided by the third party. This first phase tested the actual change of dates from December, 1999 to January, 2000. The second phase of testing that will be performed prior to the end of the first quarter in 1999 will test month end, quarter end and odd date (i.e. February 29, 2000) processing.

     The Bank has developed contingency plans to deal with the possibility that our third party processor will not be Y2K compliant on January 1, 2000. One plan takes into account our role in the contingency plan that has been adopted by our processor. The second plan which the Bank has developed will deal with processing if our third party processor is not able to.

     The Bank has completed the planned upgrade of the teller and platform systems in all branch offices. This upgrade included enhancements to the back office operational areas as well. These upgrades were Y2K compliant. All personal computers currently in use at the Bank have been tested to ensure Y2K compliance. In addition, all critical software used at the Bank not directly involved with system processing by the Bank's third party processor have been verified as being Y2K compliant.

     The worst case Y2K scenario would involve the breakdown of utility service, critical system failure and Federal Reserve, Automated Clearing House and Clearing House failure. In this case, the Bank would have difficulty continuing operations in a manner approaching normal. The Company has not yet developed a contingency plan for this scenario, other than for the critical system failure. It is not expected that this worst case scenario will occur. It is expected that utilities, the Federal Reserve and the Clearing Houses will be Y2K compliant. All of these components will be closely monitored and a contingency plan is expected to be completed prior to the end of the first quarter of 1999.

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

     The costs associated with the implementation of changes to deal with Y2K issues is not expected to have a material impact on the Company's consolidated financial statements. The only expenses recorded to date are $6,625, which is one-fourth of a testing fee by our third party processor of $26,500. While every effort is being made to ensure the Bank is Y2K compliant, there can be no assurances that Y2K will not to some degree affect the operations of the Bank.

FORWARD-LOOKING STATEMENTS

     The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to Sept. 30, 1998. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

Item 3.   Defaults Upon Senior Securities              Not Applicable

Item 4.   Results of Votes of Security Holders         Not Applicable

Item 5.   Other Information                            Not Applicable

Item 6.   Exhibits and Reports on Form 8-k

     (a)  Exhibits - None

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 30, 1998.

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


                                                  Village Bancorp, Inc.
                                                  ---------------------
                                                      (Registrant)






Date:      November 12, 1998                      /s/  Robert V. Macklin
                                           -------------------------------------
                                               Robert V. Macklin - President
                                                and Chief Executive Officer


Date:      November 12, 1998                       /s/ James R. Umbarger
                                           -------------------------------------
                                            James R. Umbarger - Executive Vice
                                           President and Chief Financial Officer