Form 10-K
period 1998-12-31
VILLAGE BANCORP INC
filed 1999-03-31
CIK 715148

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998       Commission File number:
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

                                                       Name of each exchange
     Title of each class:                              on which registered:
Common Stock ($3.33 Par Value)                                NASDAQ

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

             Class                                 Outstanding at March 15, 1999
 Common Stock ($3.33 Par Value)                          1,951,534 Shares

     State the aggregate market value of the voting stock held by non-affiliates of the registrant - $42,016,554.

    Aggregrate market value                    Based upon reported closing price
        of voting stock                              as supplied by NASDAQ
          $48,056,525                                    March 15, 1999

                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibit index is on page 55.

                              VILLAGE BANCORP, INC.
                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I

     Item 1.    Business...................................................... 1

     Item 2.    Properties.................................................... 9

     Item 3.    Legal Proceedings.............................................10

     Item 4.    Submission Of Matters to Vote of Security Holders.............10

PART II

     Item 5.    Market for Registrant's Common Stock and
                Related Stockholder Matters...................................10

     Item 6.    Selected Financial Data.......................................11

     Item 7.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations...........................11

     Item 7.a.  Quantitative and Qualitative Disclosure About Market Risk.....16

     Item 8.    Financial Statements and Supplementary Data...................18

     Item 9.    Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure...........................39

PART III

     Item 10.   Directors and Executive Officers of the Registrant............39

     Item 11.   Executive Compensation........................................42

     Item 12.   Security Ownership of Certain Beneficial Owners
                and Management................................................50

     Item 13.   Certain Relationships and Related Transactions................52

PART IV

     Item 14.   Exhibits, Financial Statement Schedules and
                Reports on Form 8-K...........................................53

SIGNATURES ...................................................................54

EXHIBIT INDEX.................................................................55

                                     PART I

Item 1. Business

Village Bancorp, Inc.

The management of The Village Bank & Trust Company (Bank) caused Village Bancorp, Inc. (Company) to be formed in 1983 to enhance the opportunity for diversification and expansion, and to allow for greater flexibility in both banking and non-banking functions which banks are prohibited from entering. On July 19, 1983, the Bank became a wholly owned subsidiary of the Company. On November 18, 1994, Liberty National Bank (Liberty), Danbury, Connecticut became a wholly owned subsidiary of the Company. On June 20, 1995, the Company merged Liberty into the Bank and now operates Liberty's former office as a branch office of the Bank. As a combination of entities under common control the merger was accounted for in a manner similiar to a pooling of interests. As such, all historical financial data presented in the annual report has been restated to include both entities for all periods presented. As of December 31, 1997 the Company's only subsidiary was the Bank. On November 11, 1998, the Company and Webster Financial Corporation ("Webster") announced that they had reached a definitive agreement, whereby Webster would acquire the Company, for the equivalent of $23.50 per share in a tax-free, stock-for-stock exchange valued at approximately $46.4 million, with stockholders permitted to elect to receive cash-in-lieu of Webster stock for up to 20% of the Company's shares. The definitive agreement, which has been approved by both companies boards of directors, is subject to approval by the Company's stockholders and regulatory authorities. The transaction is expected to close in the second quarter of 1999.


The Village Bank & Trust Company

The Bank was incorporated in 1973 and commenced operations in 1974. The Bank maintains its headquarters in Ridgefield, Connecticut where it conducts general banking business as a state chartered commercial bank as allowed by Sec. 36-57 of the Connecticut General Statutes. The Bank began offering trust and similiar services in the third quarter of 1993. With the Company being acquired by Webster, the Bank's offices will become branches in the Webster Bank network.


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


Number of Employees

At December 31, 1998, Village had eighty-eight (88) full time equivalent employees. Of these employees two officers of the Bank provide services to the Company.


Supervision and Regulation

The Bank is insured by the Federal Deposit Insurance Corporation (FDIC) and is subject to extensive regulation by the FDIC. The Bank, as a Connecticut state chartered bank, is also subject to regulation by the Connecticut State Banking Commissioner, who is responsible for administering Connecticut banking laws. The Company, as a bank holding company, is also subject to regulation by the Federal Reserve Board.

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

Until recently most legislation had been aimed at increasing capital levels in the banking industry and restricting business for those who fail to meet adequate capital levels. As the Company is well capitalized the majority of this legislation has had little effect on the operation or financial condition of the Company. Legislation and proposed legislation most recently has been addressing the area of risk, specifically interest rate risk. Essentially it is looking for the banking industry to have a comprehensive risk management process in place that effectively identifies, measures, monitors and controls interest rate risk exposures. Other regulatory actions focus on risk management (i.e. credit risk) and the proper use of internal controls. Proposed legislation runs a wide gamut of proposals. It is not possible at this time to predict whether or not any such proposals will have any adverse effect on the Company, although management does not expect any material adverse effect on the financial condition of the Company.

Additional information required pursuant to this Item follows in tabular form:

business
================================================================================

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

                                                                         (Dollar amounts in thousands)
                                                    1998                             1997                              1996
====================================================================================================================================
                                       Average               Yield/     Average               Yield/     Average              Yield/
                                       Balance   Interest     Rate      Balance    Interest    Rate      Balance   Interest    Rate
====================================================================================================================================

ASSETS
Interest earning assets:
   Loans(1)                          $  150,621  $  12,934   8.59%    $  135,525   $ 11,708    8.64%   $  121,387  $ 10,472    8.63%
   Taxable securities(2)                 37,420      2,094   5.60         35,688      2,064    5.78        32,132     1,883    5.86
   Tax-exempt securities                 11,031        500   4.53          6,836        312    4.56         2,495       121    4.85
   Interest bearing deposits                 14          1   4.29             50          2    4.00            --        --
   Federal funds sold                     8,030        416   5.18          7,745        417    5.38         5,994       317    5.29
------------------------------------------------------------------------------------------------------------------------------------
   Total interest earning assets     $  207,116  $  15,945   7.70%    $  185,844   $ 14,503    7.80%   $  162,008  $ 12,793    7.90%
------------------------------------------------------------------------------------------------------------------------------------
Noninterest earning assets:
   Cash and due from banks               12,181                            9,184                            8,004
   Bank premises and equipment            5,276                            2,760                            1,537
   Accrued income and other assets        2,928                            4,337                            2,532
   Allowance for loan losses             (1,243)                          (1,333)                          (1,299)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                                $  226,258                       $  200,792                       $  172,782
====================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY


Interest bearing liabilities:
   NOW accounts                      $   53,093        646   1.22%    $   42,522   $    645    1.52%   $   39,029  $    622    1.59%
   Savings deposits                      52,745      1,301   2.47         48,035      1,317    2.74        46,200     1,320    2.86
   Time deposits                         80,357      4,238   5.27         74,730      4,174    5.59        54,990     3,011    5.48
   Federal funds purchased                  248         17   6.85             15          1    6.67             8        --   --
------------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities   $  186,443  $   6,202   3.33%    $  165,302   $  6,137    3.71%   $  140,227  $  4,953    3.53%
------------------------------------------------------------------------------------------------------------------------------------
Noninterest bearing liabilities:
   Demand deposits                       21,217                           17,773                           16,271
   Other                                  1,975                            2,061                            1,670
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                       209,635                          185,136                          158,168
Stockholders' equity                     16,623                           15,656                           14,614
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                                $  226,258                       $  200,792                       $  172,782
NET INTEREST INCOME                              $   9,743                         $  8,366                        $  7,840
====================================================================================================================================

NET YIELD ON INTEREST
EARNING ASSETS                                               4.70%                             4.50%                           4.84%
====================================================================================================================================


(1) For the purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding. Interest income includes fees on loans of $502,000, $208,000 and $198,000 in 1998, 1997 and 1996, respectively.

(2) Includes Federal Home Loan Bank stock.

business (continued)
================================================================================

VOLUME/RATE ANALYSIS

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rate.



                                                                               (In thousands)
                                                  1998 Compared to 1997                               1997 Compared to 1996
                                             Increase (Decrease) Due to: (1)                     Increase (Decrease) Due to: (1)
====================================================================================================================================
                                            Volume        Rate          Net                     Volume        Rate         Net
====================================================================================================================================
Interest income on:
  Loans                                     $  1,293     $    (67)    $  1,226                  $  1,224    $      12    $   1,236
  Taxable securities                              84          (54)          30                       199          (18)         181
  Tax-exempt securities                          190           (2)         188                       198           (7)         191
   Interest bearing deposits                      (1)          --           (1)                        1            1            2
  Federal funds sold                              98          (99)          (1)                       94            6          100
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                                       $  1,664     $   (222)    $  1,442                  $  1,716    $      (6)   $   1,710
====================================================================================================================================

Interest expense on:
  NOW accounts                              $      5     $     (4)    $      1                  $     45    $     (22)   $      23
  Savings deposits                             3,224       (3,240)         (16)                       (2)          (1)          (3)
  Time deposits                                  267         (203)          64                     1,101           62        1,163
  Federal funds purchased                         16           --           16                         1           --            1
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                                       $  3,512     $ (3,447)    $     65                  $  1,145    $      39    $   1,184
====================================================================================================================================


(1) The change in interest due to both rate and volume has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.



SECURITIES PORTFOLIO

The following table sets forth the balance sheet carrying amount of securities at the dates indicated:

                                                                                      (In thousands)
                                                                                       December 31,
                                                                 1998                      1997                      1996
====================================================================================================================================
U.S. Treasury and other U.S.
  Government agencies                                         $   35,888                $   42,890                $   30,218
States and political subdivisions                                 10,758                    10,886                     2,639
Other                                                                 16                        33                        47
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                         $   46,662                $   53,809                $   32,904
====================================================================================================================================

business (continued)
================================================================================

The following table sets forth the maturities of securities at December 31, 1998 and the weighted average yields of such securities (calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security). Tax equivalent adjustments have not been made in calculating yields on obligations of states and political subdivisions.

                                                                  (Dollar amounts in thousands)
                                                                            Maturing
                                                           After One Year But      After Five Years But             After
                                    Within One Year         Within Five Years        Within Ten Years             Ten Years
                                   Amount       Yield       Amount       Yield        Amount      Yield       Amount         Yield
====================================================================================================================================
U.S. Treasury and other U.S.
  Government agencies             $  16,804    4.76%      $  18,724     5.26%       $    360      6.32%      $      --        --
States and political
  subdivisions                        1,458    4.10           2,409     4.46           4,387      4.65           2,504       5.02
Other                                    14    4.68               2     6.89              --        --              --        --
------------------------------------------------------------------------------------------------------------------------------------
TOTALS                            $  18,276    4.71%      $  21,135     5.17%       $  4,747      4.78%      $   2,504       5.02%
====================================================================================================================================



LOAN PORTFOLIO

The following table shows the Bank's loan distribution (net of deferred loan fees) at the end of each of the last three years:


                                                                                                (In thousands)
                                                                                                 December 31,
                                                                                 1998                1997                 1996
     =============================================================================================================================
     Real estate - mortgage and home equity, net                             $  108,065          $   108,621         $    96,345
     Real estate - construction and land development                             13,620               14,012               7,953
     Installment and consumer credit                                              8,389                7,888               9,917
     Commercial and financial                                                    19,312               17,138              12,621
     -----------------------------------------------------------------------------------------------------------------------------
     TOTALS                                                                  $  149,386          $   147,659         $   126,836
     =============================================================================================================================


The following table shows the maturity of gross loans (excluding installment and consumer credit loans) outstanding as of December 31, 1998. Also provided are the amounts due after one year classified according to sensitivity to changes in interest rates.

                                                                                                (In thousands)
                                                                                                   Maturing
                                                                                    After One Year
                                                                      Within          But Within           After
                                                                     One Year         Five Years        Five Years           Total
====================================================================================================================================
Commercial and financial                                           $     9,718       $     6,592       $     3,002       $    19,312
Real estate - construction and land development                         12,361               944               315            13,620
Real estate - mortgage and home equity                                   1,707             3,578           102,780           108,065
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                              $    23,786       $    11,114       $   106,097       $   140,997
====================================================================================================================================

Loans maturing after one year with:
  Fixed interest rates                                                               $       319       $     8,822
  Variable interest rates                                                                 10,795            97,275
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                $    11,114       $   106,097
====================================================================================================================================


business (continued)
================================================================================

NONACCRUAL AND PAST DUE LOANS

The following table summarizes the Bank's nonaccrual loans and loans past due 90 days or more:

                                                                                                  (In thousands)
                                                                                                   December 31,
                                                                                   1998                1997                 1996
====================================================================================================================================
Nonaccrual loans                                                                 $  1,137             $ 1,299             $  1,596
Accruing loans past due
  90 days or more                                                                     151                 323                  157
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                            $  1,288             $ 1,622             $  1,753
====================================================================================================================================

At December 31, 1998, $1,135,000 of nonaccrual loans were collateralized.

A loan is put on nonaccrual basis when the loan becomes past due ninety days, except for instances where there are factors known to management which reflect favorably on the ability of the customer to fulfill the obligation. The Bank would have recorded an additional $116,000, $74,000 and $59,000 of gross interest income in 1998, 1997 and 1996, respectively, if nonaccrual loans had been current.



SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the activity in the allowance for loan losses:

                                                                                         (Dollar amounts in thousands)
                                                                                 1998                1997                 1996
====================================================================================================================================
Allowance at beginning of year                                                 $  1,309            $   1,356            $  1,311
Charge-offs:
  Commercial and financial                                                           29                   --                  --
  Installment and consumer credit                                                    23                   77                  69
  Real estate - mortgage                                                             --                   42                 104
------------------------------------------------------------------------------------------------------------------------------------
  Total charge-offs                                                                  52                  119                 173
====================================================================================================================================
Recoveries:
  Commercial and financial                                                           38                    1                  10
  Installment and consumer credit                                                     2                   10                   7
  Real estate - mortgage                                                              4                    1                  81
------------------------------------------------------------------------------------------------------------------------------------
  Total recoveries                                                                   44                   12                  98
====================================================================================================================================
Net charge-offs                                                                       8                  107                  75
Provision (credit) for loan losses (1)                                             (123)                  60                 120
------------------------------------------------------------------------------------------------------------------------------------
Allowance at end of year                                                       $  1,178            $   1,309            $  1,356
====================================================================================================================================
Ratio of net charge-offs (recoveries) during the
  year to average loans outstanding                                                .005%                .079%               .062%
====================================================================================================================================

(1) The amount charged to operations and the related balance in the allowance for loan losses is based upon periodic evaluations of the loan portfolio by management. These evaluations consider several factors which include, but are not limited to, general economic conditions, loan portfolio composition, prior loan loss experience and management's estimation of potential losses.

The allowance for loan losses is considered adequate by management to cover known and unknown risk elements in the portfolios. This consideration is affected by the Bank's real estate lending portfolio which represents the major portion of the growth in the loan portfolios. Real estate loans are generally well collateralized, and are therefore reflected as such in the allowance. Management anticipates no material increase or decrease in charge-off activity in 1999.

business (continued)
================================================================================

DEPOSITS

The average daily amount of deposits and rates paid on such deposits are summarized for the periods indicated in the following table:


                                                                          (Dollar amounts in thousands)
                                                                             Year Ended December 31,
                                                         1998                         1997                        1996
====================================================================================================================================
                                                 Amount          Rate        Amount           Rate        Amount           Rate
====================================================================================================================================
Noninterest bearing and
  demand deposits                             $    21,217                  $    17,773                  $   16,271
NOW accounts                                       53,093       1.22%           42,522       1.52%          39,029        1.59%
Savings deposits                                   52,745       2.47            48,035       2.74           46,200        2.86
Time deposits                                      80,357       5.27            74,730       5.59           54,990        5.48
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                                         $   207,412                  $   183,060                  $  156,490
====================================================================================================================================


Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1998 are summarized as follows:



                                                                                           (In thousands)
                                                                                    Time Certificates of Deposit
     ===============================================================================================================================
     Three months or less                                                                 $     4,208
     Over three through six months                                                              2,218
     Over six through twelve months                                                             4,741
     Over twelve months                                                                           905
     -------------------------------------------------------------------------------------------------------------------------------
     TOTAL                                                                                $    12,072
     ===============================================================================================================================


RETURN ON EQUITY AND ASSETS

The following table shows consolidated operating and capital ratios for each of the last three years:


                                                                                       Year Ended December 31,
                                                                           1998                 1997                 1996
     ===============================================================================================================================
     Return on average assets                                               .91%                .59%                1.05%
     Return on average stockholders' equity                               12.40                7.52                12.45
     Dividend payout ratio                                                34.62               59.02                35.26
     Equity to assets ratio (1)                                            7.35                7.80                 8.46
     ===============================================================================================================================

(1) Ratio is based upon average stockholders' equity and average asset balances.


MARKET RISK

As a financial institution, the Company's primary component of market risk is interest rate volatility. Any fluctuation in interest rates will impact both the level of income and expense recorded on a large percentage of the Bank's assets and liabilities, and the fair value of all interest earning assets. In general, financial institutions are negatively affected by an increase in interest rates to the extent that interest-bearing liabilities mature or reprice more rapidly than interest-earning assets. The Bank does not own any trading assets, nor does it have any hedging transactions in place such as interest rate swaps and caps. Based on the nature of the Bank's operations, it is not subject to foreign exchange or commodity price risk.

The Bank's earnings are primarily dependent on its net interest income which is the difference (the "spread") between the yields earned on its interest earning assets, such as loans and investments, and the rates paid on its interest bearing liabilities, primarily deposits.

business
================================================================================

Asset/liability management is the measurement and analysis of the Bank's exposure to changes in the interest rate environment. The principal objectives of the Bank's interest rate risk management activites are to: (a) evaluate the interest rate risk included in certain balance sheet accounts; (b) determine the level of risk appropriate given the Bank's business focus, operating environment, capital and liquidity requirements and performance objectives; and
(c) manage this risk consistent with Board of Director approved guidelines. The Bank's interest rate management strategy is designed to stabilize the spread and preserve capital over a broad range of interest rate scenarios, while at the same time enhancing income. Management realizes certain risks are inherent in the financial services industry and that the goal is to identify and minimize these risks. Various strategies are in place to control the Bank's exposure to interest rate risk. The Bank has an Asset/Liability Committee comprised of senior management which is primarily responsible for monitoring and determining methods of managing the rate sensitivity and repricing characteristics of the balance sheet components. This is done consistent with maintaining acceptable levels of both risk and net interest income. This committee meets on a regular basis. Quarterly reports are provided to the Board of Directors for informational purposes and to ensure compliance with policy.

The following table sets forth the dollar amount, weighted average interest rates and estimated fair value (see Note 15 to the financial statements) of selected assets and liabilities that are scheduled to mature within the stated time frames as of December 31, 1998:

Maturities (dollars in thousands)

                                                                  Scheduled Maturity dates
                              1999         2000          2001        2002          2003       Thereafter     Total    Fair Value
====================================================================================================================================
Assets:
   Securities             $   19,176    $   14,509  $      2,452   $    1,152   $    3,022    $    7,252  $   47,563   $   48,048
   Weighted average
     interest rate (%)          4.79          5.08          5.48         5.15         5.35          4.86        4.97
   Home equity loans             474           695           246          690          688         3,737       6,530        6,530
   Weighted average
     interest rate (%)          9.13          9.25          9.19         9.11         9.10          9.23        9.20
   Real estate loans          13,594           476           777          354          596        99,487     115,155      116,084
   Weighted average
     interest rate (%)          8.68          8.65          8.48         8.90         8.78          7.90        8.01
   Installment and
     commercial loans         17,111         3,875         3,048        1,717          772         1,178      27,701       27,701
   Weighted average
     interest rate (%)          8.88          8.53          8.98         8.89         8.66          9.29        8.85
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                  $   50,355    $   19,555  $      6,523   $    3,913   $    5,078    $  111,654  $  197,078   $  198,492
====================================================================================================================================

Liabilities:
   Non-interest
     bearing deposits     $   22,162    $       --  $         --   $       --   $       --    $       --  $   22,162   $   22,162
   Weighted average
     interest rate (%)            --            --            --           --           --            --          --
   Now, savings &
     money market            117,396            --            --           --           --            --     117,396      117,396
   Weighted average
     interest rate (%)          1.54            --            --           --           --            --        1.54
   Certificates of deposit    69,758         5,380         1,562          489          430            --      77,619       77,881
   Weighted average
     interest rate (%)          4.95          5.65          5.46         6.07         5.31            --        5.02
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                  $  209,316    $    5,380  $      1,562   $      489   $      430    $       --  $  217,177   $  217,439
====================================================================================================================================

Although the Bank is subject to interest rate risk as described above, loans and deposits of the Bank have historically been largely stable and the Company has not experienced any significant adverse effects on net income in periods of rapidly changing interest rates. Accordingly, no prepayment, deposit decay rates or reinvestment assumptions have been reflected in the above table. Management makes a conscious effort to match the maturities or the repricing time frames of assets with the liabilities that fund them, to limit the period of time between repricing on adjustable rate assets in portfolio and to minimize the volume of fixed-rate assets held.

business
================================================================================

INTEREST RATE SENSITIVITY

The following table sets forth the dollar amount of rate sensitive assets and liabilities that contractually reprice within the stated time frames at December 31, 1998:


                                                                          (Dollar amounts in thousands)
Rate Sensitive Assets:
                                                     1 Year or less       1 - 5 Years      Over 5 Years           Total
====================================================================================================================================
Loans (net of deferred loan fees)                       $  92,835         $   38,394         $  18,157         $  149,386
Federal funds                                              18,150                 --                --             18,150
Securities1                                                19,177             21,134             7,252             47,563
------------------------------------------------------------------------------------------------------------------------------------
Total                                                     130,162             59,528            25,409            215,099
====================================================================================================================================

Rate Sensitive Liabilities:
Deposits                                                  187,155              7,860                --            195,015
------------------------------------------------------------------------------------------------------------------------------------
Gap (Repricing difference)                              $ (56,993)        $   51,668         $  25,409         $   20,084
====================================================================================================================================
Cumulative gap                                          $ (56,993)        $   (5,325)        $  20,084
====================================================================================================================================
Cumulative ratio of rate
  sensitive assets to liabilities                             .70                .97              1.10
====================================================================================================================================

1 Includes Federal Home Loan Bank Stock


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

Village extended a lease agreement on March 31, 1993, for a non-branch operations (back-office) facility at 96 Danbury Road, Ridgefield, Connecticut. The leasehold contained approximately seven thousand (7,000) square feet of space. The original lease arrangement was for five years with provisions for two five year extensions, at an annual rental of approximately $90,870, not including property tax and maintenance charges. This lease originally commenced November, 1988, with five percent annual increases. Four stockholders, two of whom are Directors, are affiliated with the partnership which was leasing the facility to the Bank. The lease expired in the fourth quarter of 1998 and was not renewed.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1998.



                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Village Bancorp, Inc. stock is listed on the NASDAQ SmallCap Market. The prices of the Company's common stock as quoted by NASDAQ and the dividends paid during 1998 and 1997 are as follows:

                                       1998                                          1997

                           Bid           Ask          Dividend          Bid            Ask          Dividend
                           ---           ---          --------          ---            ---          --------
     1st Quarter        $ 20.50      $  22.25      $  .09/Share       $ 10.50       $ 11.4375    $  .09/Share
     2nd Quarter        $ 19.75      $  20.00      $  .09/Share       $ 11.00       $ 11.75      $  .09/Share
     3rd Quarter        $ 19.50      $  19.875     $  .09/Share       $ 12.375      $ 13.50      $  .09/Share
     4th Quarter        $ 22.625     $  24.50      $  .09/Share       $ 19.25       $ 22.00      $  .09/Share

As of December 31, 1998 there were 1,188 stockholders of record.

Request for Financial Information

The Company will provide without charge to each stockholder, upon written request, a copy of the Company's Form 10-K. Written requests should be directed to Enrico J. Addessi, Secretary, c/o Village Bancorp, Inc., P.O. Box 366, Ridgefield, CT 06877.

Item 6.     Selected Financial Data


SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last five years:

                                                           (In thousands, except per share amounts)
                                                                    Year Ended December 31,
                                        1998              1997               1996              1995               1994
====================================================================================================================================
Net interest income                  $    9,743         $   8,366         $    7,840         $   7,694         $    7,002
Provision (credit) for loan losses         (123)               60                120               210                311
Net income                                2,061             1,178              1,820             1,316                707
------------------------------------------------------------------------------------------------------------------------------------
Per share data:  (1)
  Net income - basic earnings        $     1.07         $     .62         $      .96         $     .70         $      .37
  Net income - diluted earnings            1.04               .61                .95               .69                .37
  Cash dividends declared                   .36               .36               .335               .24               .315
------------------------------------------------------------------------------------------------------------------------------------
Balance sheet totals:
  Average assets                     $  226,258         $ 200,792         $  172,782         $ 161,898          $ 149,505
  Average deposits                      207,412           183,075            156,498           146,480            135,642
  Average stockholders' equity           16,623            15,656             14,614            13,545             13,095
====================================================================================================================================

The following table sets forth selected quarterly financial data for 1998 and 1997:


                                                             (In thousands, except per share amounts)
                                                    1998 Quarters                                 1997 Quarters
                                      Total   Fourth    Third   Second     First    Total   Fourth    Third    Second    First
====================================================================================================================================
Net interest income                 $ 9,743  $ 2,470    $2,482  $ 2,449  $ 2,342  $ 8,366   $ 2,250  $ 2,106  $ 2,041   $ 1,969
Provision (credit) for loan losses     (123)       -         -     (153)      30       60        15       15       15        15
Net income                            2,061      477       580      522      482    1,178       223      231      315       409
------------------------------------------------------------------------------------------------------------------------------------
Per share data:
Net income - basic earnings         $  1.07  $   .25   $   .30  $   .27  $   .25  $   .62   $   .12  $   .12  $   .17   $   .21
Net income - diluted earnings          1.04      .24       .29      .27      .24      .61       .12      .12      .16       .21
Cash dividends declared                 .36      .09       .09      .09      .09      .36       .09      .09      .09       .09
====================================================================================================================================


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations is presented below:

management's discussion & analysis of financial condition &
results of operations
================================================================================

General

Village Bancorp, Inc. (Company) is a Connecticut incorporated bank holding company and parent corporation of the Village Bank & Trust Company (Village), which is the only subsidiary of the Company. On November 11, 1998, the Company and Webster Financial Corporation (Webster) announced that they had reached a definitive agreement, whereby Webster would acquire the Company, for the equivalent of $23.50 per share in a tax-free, stock-for-stock exchange valued at approximately $46.4 million, with stockholders permitted to elect to receive cash-in-lieu of Webster stock for up to 20% of the Company's shares. The definitive agreement, which has been approved by both companies boards of directors, is subject to approval by Village Bancorp's shareholders and regulatory authorities. The transaction is expected to close in the second quarter of 1999. During 1997, the Bank opened full-service branches in Danbury and Westport, Connecticut. The Westport location was opened in June of 1997 in leased office space. The Danbury location was opened in July of 1997 in the Bank's new three-story, 17,000 square foot office building. In November 1994, Village Bancorp, Inc. acquired Liberty National Bank. In June of 1995, Liberty National Bank was merged into The Village Bank & Trust Company. All historical financial data has been restated to include both entities for all periods presented. The Bank functions as a financial intermediary acting as depository and lender of funds to its customers, and generates its income from the interest earned on invested assets less interest paid on its deposits and interest bearing liabilities. The Bank is a member of the Federal Deposit Insurance Corporation (FDIC) and the deposits of the Bank are insured by the FDIC to the extent provided by law. The Bank offers all general commercial banking services allowed by both State and Federal regulations. The Company does not engage in any non-banking activities that are permitted to bank holding companies under enacted regulations. The Bank is subject to intense competition from various financial institutions and other companies or firms that engage in similiar activities. Bank holding companies and banks are extensively regulated under both federal and state law. As of December 31, 1998, the Bank had 88 full-time equivalent employees. Most full-time employees are eligible for group life, health and medical and disability insurance. Village Bank & Trust employees are eligible for participation in a 401(k) plan after one year of service. The Company is listed on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") SmallCap Stock Market price quotation service under the symbol "VBNK". Village began operating a trust department and offering trust services in the third quarter of 1993.


COMPARISON OF 1998 TO 1997

Financial Condition

The Company had total assets of $237,156,000 on December 31, 1998 as compared to assets of $222,549,000 on December 31, 1997. The most significant area of increase over the past year was in cash and cash equivalents, which increased $20,089,000 (180.1%).

The growth in this area was funded mainly by an increase of $13,369,000 (6.6%) in the Bank's deposits. The increase in cash and cash equivalents was primarily attributable to a combination of factors. The growth of the Bank's loan portfolio only increased $1,727,000 (1.2%) as increased competition kept loan growth to a minimum. Deposit growth easily outstripped loan growth, with the new branch offices increasing the Bank's presence in the marketplace, particularly in Westport, where the branch opened an entirely new market. Finally, because year end 1997 cash and cash equivalents was historically lower than what has usually been kept in this area, there was a conscious effort to increase these balances.

The loan portfolio of the Bank includes $121,685,000 of real estate, home equity and construction mortgages. This is 81.5% of the Bank's total loan portfolio as of December 31, 1998. This is in comparison to $122,633,000 (83.1%) in real estate related loans outstanding on December 31, 1997. Due to this high percentage of real estate loans the management of the Bank is continuously monitoring real estate values and the general economic conditions in the Bank's lending areas so that it may take appropriate action when necessary.


Capital Resources

The Company, aware that its capital position is a measure of its ongoing viability and ability to compete effectively in the highly competitive financial services industry, strives to maintain a strong capital position. With a strong capital position, the Company has the ability to effectively compete now and in the future and to be better able to withstand economic instability or uncertainty. The Company had a leverage ratio of 7.35% on December 31, 1998 as compared to 7.80% on December 31, 1997.

In 1989 the Federal Deposit Insurance Corporation approved a final Statement of Policy on Risk-Based Capital to be implemented over a two-year transition period beginning at December 31, 1990. Risk weights are assigned to balance sheet and off-balance sheet items and are used to calculate the Bank's capital ratios. On December 31, 1998 the required minimum capital was 8.0% of total capital to risk weighted assets and 4.0% Tier 1 capital to risk weighted assets. The Company's ratios on December 31, 1998 were 13.90% total capital ratio and 13.02% Tier 1 capital ratio, which exceed the minimum requirements. These ratios for December 31, 1997 were 13.06% and 12.06%, respectively. Management does not anticipate any event that would cause the Company to fall below the minimum requirements at December 31, 1999, and anticipates that the Company will continue to have excess "risk-based" capital.

management's discussion & analysis of financial condition &
results of operations (continued)
================================================================================


Results of Operations

Net income for 1998 was $2,061,000 as compared to $1,178,000 for 1997. This increase was primarily the result of an ongoing cost containment program and the fact that there were expenses incurred in the completion and related move into the Bank;s new three story office building in Danbury, Connecticut along with the opening of a new full-service branch office in Westport, Connecticut in leased office space. Net interest income for 1998 amounted to $9,743,000 as compared to $8,366,000 for 1997. Net interest income increased primarily as a result of the increase in interest income on loans.


Income Taxes

The Company's provision for income taxes was $939,000 for 1998 as compared to $585,000 for 1997. The increase in the Company's provision for income taxes was primarily the result of the 75% increase in pre-tax income for the 1998 year. For more information please see Note 10 to the Consolidated Financial Statements.


Assets and Related Income Analysis

Loans outstanding on December 31, 1998 totaled $149,386,000 as compared to $147,659,000 outstanding on December 31, 1997. This small increase in the loan portfolio of $1,727,000 (1.2%) was for the most part attributable to the increased competition in the Bank's market area. Over the past year the majority of real estate loans originated have been fixed rate, which the Bank sells in the secondary market. The majority of loans at the Bank are and have been real estate related. Loan income increased $1,226,000 from $11,708,000 for 1997 to $12,934,000 for 1998. This increase is due to an increase in average outstanding loans from $135,772,000 for 1997 to $150,803,000 for 1998, offset by a decrease in the average rate earned from 8.62% in 1997 to 8.58% in 1998.

Securities, which consist of securities held-to-maturity and securities available-for-sale, decreased $7,147,000 (13.3%) from $53,809,000 at December 31, 1997 to $46,662,000 at December 31, 1998. Income from securities increased $209,000 (9.0%) from $2,329,000 for the 1997 period to $2,538,000 for the 1998 period. This increase resulted primarily from an increase in average dollar amount outstanding from $41,760,000 for 1997 to $48,451,000 for 1998, offset by a decrease in average rate earned from 5.58% for 1997 to 5.24% for 1998. In 1998 there were net security gains of $83,000, in 1997 there were no security gains or losses. The Bank has the positive intent and ability to hold securities designated as held-to-maturity until maturity and does not engage in trading activities. Securities available-for-sale are used to compensate for liquidity forecasting deviations.

Federal funds sold increased by and to $18,150,000 at December 31, 1998. Federal funds sold income decreased $1,000 (.2%) from $417,000 for 1997 to $416,000 for 1998. This decrease resulted primarily from a decrease in the average rate earned from 5.38% in 1997 to 5.18% in 1998 offset by an increase in the average dollar amount outstanding from $7,745,000 in 1997 to $8,030,000 in 1998.


Liability and Related Expense Analysis

Deposits increased  $13,369,000 (6.6%) from $203,808,000 at December 31, 1997 to
$217,177,000 at December 31, 1998. Interest on deposits increased $65,000 (1.1%) from $6,137,000 for 1997 to $6,202,000 for 1998. This increase is attributable to an increase in the average dollar amount outstanding from $183,060,000 for 1997 to $207,412,000 in 1998, offset by a decrease in the average rate paid of 3.35% for 1997 to 2.99% for 1998.

Salary and benefits expenses increased $297,000 (8.3%) from $3,599,000 in 1997 to $3,896,000 in 1998, primarily as a result of the increase in the number of personnel due to the opening of the two new branch office locations.

Net occupancy expenses increased $175,000 (21.9%) from $800,000 in 1997 to $975,000 in 1998, furniture and equipment expenses increased $66,000 (20.3%) from $325,000 in 1997 to $391,000 in 1998, both as result of additional expenses due to the opening of the full-service branch locations in Westport and Danbury, Connecticut.

Data processing services increased $186,000 (30.2%) from $615,000 in 1997 to $801,000 in 1998, as a result of increased use of services offered along with increased volumes.

Supplies expenses decreased $65,000 (24.5%) from $265,000 in 1997 to $200,000 in 1998, and advertising expense decreased $154,000 (64.2%) from $240,000 in 1997 to $86,000 in 1998 mainly as a result of the ongoing cost containment program.


Provision for Loan Losses

The provision (credit) for loan losses decreased $183,000 (305.0%) from $60,000 for 1997 to a credit of $123,000 for 1998. The economy and the real estate market in the Bank's market areas are closely monitored by management to maintain an allowance for loan losses that is considered adequate. The loan loss allowance was $1,178,000 to support loan portfolios of $149,386,000, or a loan loss reserve ratio of .79%. This is in comparison to a ratio of .89% for 1997. Management believes that the allowance for loan losses is adequate.

management's discussion & analysis of financial condition &
results of operations (continued)
================================================================================


Interest Rate Sensitivity

Financial institutions have become increasingly concerned about matching the repricing ability of interest-earning assets to the repricing ability of interest-bearing liabilities. Interest rate risk occurs when these repricings occur in different time frames. An interest rate sensitivity "gap" is the difference between the repricing assets and the repricing liabilities occuring in a given time frame. A positive "gap" occurs when the asset amount exceeds the liability amount. A negative "gap" occurs when the liability amount exceeds the asset amount. In a falling interest rate environment a negative "gap" would tend to increase the institution's net interest income, while a positive "gap" would have an adverse effect. In a rising interest rate environment a positive "gap" would tend to increase the institution's net interest income, while a negative "gap" would have an adverse effect. Normally institutions attempt to match these repricings while maintaining an adequate interest rate spread without compromising the quality of assets. The Bank's interest rate sensitivity for the one year or less time frame consists of $130,162,000 of repricing assets compared to $187,155,000 of repricing liabilities. For more information please see "Business".


Liquidity

Liquidity is the ability to provide funds for loan requests, unexpected deposit outflows and meeting other recurring financial obligations. The Bank, as a financial intermediary, monitors its liquidity position carefully, so that it might identify trends that could impact its liquidity/cash flow position. The Bank experiences little in seasonal liquidity fluctuation. Loan commitments are also closely monitored to assure these commitments do not negatively affect the Bank's planned liquidity position. Primary liquidity is comprised of cash and due from banks, interbank overnight federal funds sold and securities maturing in less than one year. These assets aggregated $49,518,000, or 20.9% of total assets, as of December 31, 1998, as compared to $36,762,000 (16.5%) at December 31, 1997. The Bank has borrowing capabilities from the Federal Home Loan Bank of Boston, which is available as a supplemental source of funding for liquidity purposes. Management closely monitors the Bank's liquidity/cash flow position and does not anticipate any liquidity problems in the future.


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


Year 2000

     The Company and the Bank are aware of the significant impact that Year 2000 ("Y2K") will have on financial service companies, as such, the Bank has established a program to address Y2K issues. The Board established a Y2K Committee to oversee activities of management and others in dealing with Y2K issues. This committee reports to the Board on a regular basis. The Board of Directors monitors the project and its ongoing implementation. The potential problem with year 2000 concerns the inability of information systems, primarily software programs, to properly recognize and process date sensitive information for the year 2000 and beyond.

     The Bank utilizes the services of a third party service bureau for its primary data processing needs. This service bureau is well on its way to addressing the Y2K project and has completed the first and second phase of testing of its processing system. The Bank has also completed its first two phases of testing on all the applications that are provided by the third party. This first phase tested the actual change of dates from December, 1999 to January, 2000. The second phase tested month end, quarter end and odd date (i.e. February 29, 2000) processing.

     The Bank has developed contingency plans to deal with the possibility that our third party processor will not be Y2K compliant on January 1, 2000. One plan takes into account our role in the contingency plan that has been adopted by our processor. The second plan which the Bank has developed will deal with processing if our third party processor is not able to.

     The Bank has completed the planned upgrade of the teller and platform systems in all branch offices. This upgrade included enhancements to the back office operational areas as well. All of these upgrades were Y2K compliant. All personal computers currently in use at the Bank have been tested to ensure Y2K compliance. In addition, all critical software used at the Bank not directly involved with system processing by the Bank's third party processor have been verified as being Y2K compliant.

     Another risk for the Company would be the temporary business disruptions of its large borrowers due to their failure to be prepared for Y2K. The Company has already polled management's discussion & analysis of financial condition &
results of operations (continued)
================================================================================


these customers to determine their readiness for year 2000, and has independently assessed their readiness.

     The worst case Y2K scenario would involve the breakdown of utility service, critical system failure and Federal Reserve, Automated Clearing House and Clearing House failure. In this case, the Bank would have difficulty continuing operations in a manner approaching normal. The Company has not yet developed a contingency plan for this scenario, other than for the critical system failure. It is not expected that this worst case scenario will occur. It is expected that utilities, the Federal Reserve and the Clearing Houses will be Y2K compliant. All of these items will be closely monitored and a contingency plan is expected to be completed prior to the end of the second quarter of 1999.

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

     The costs associated with the implementation of changes to deal with Y2K issues is not expected to have a material impact on the Company's consolidated financial statements. Costs will be expensed as incurred. The only expenses recorded to date are $42,000. The remaining cost expected to be incurred is approximately $15,000. While every effort is being made to ensure the Bank is Y2K compliant, there can be no assurances that Y2K will not to some degree affect the operations of the Bank.


COMPARISON OF 1997 TO 1996

Financial Condition

The Company had total assets of $222,549,000 on December 31, 1997 as compared to assets of $179,550,000 on December 31, 1996. The most significant area of increase over the past year was in loans, which increased $20,823,000 (16.4%) and securities, which increased $20,905,000 (63.5%).

The growth in these two areas was funded mainly by an increase of $41,183,000 (25.3%) in the Bank's deposits. This increase in loans is primarily attributable to a combination of factors. The Bank continued its increased marketing effort in this area. The new branch offices increased the Bank's presence in the market-place, with the Westport branch opening an entirely new market. The sales force was expanded late in 1996 in both the mortgage and commercial loan areas, this helped to increase the volume of business. The expanded adjustable rate product line has been well received. The Bank generally retains adjustable rate loans for its own portfolio, this contributed to the increase in the mortgage loan area.

The loan portfolio of the Bank includes $122,633,000 of real estate, home equity and construction mortgages. This is 83.1% of the Bank's total loan portfolio as of December 31, 1997. This is in comparison to $104,298,000 (82.2%) in real estate related loans outstanding on December 31, 1996. Due to this high percentage of real estate loans the management of the Bank is continuously monitoring real estate values and the general economic conditions in the Bank's lending areas so that it may take appropriate action when necessary.


Capital Resources

The Company had a leverage ratio of 7.80% on December 31, 1997 as compared to 8.46% on December 31, 1996. On December 31, 1997 the required minimum capital was 8.0% of total capital to risk weighted assets and 4.0% Tier 1 capital to risk weighted assets. The Company's ratios on December 31, 1997 were 13.06% total capital ratio and 12.06% Tier 1 capital ratio, which exceed the minimum requirements. These ratios for December 31, 1996 were 14.62% and 13.43%, respectively. Management does not anticipate any event that would cause the Company to fall below the minimum requirements at December 31, 1998, and anticipates that the Company will continue to have excess "risk -based" capital.


Results of Operations

Net income for 1997 was $1,178,000 as compared to $1,820,000 for 1996. Net interest income for 1997 amounted to $8,366,000 as compared to $7,840,000 for 1996. Net interest income increased primarily as a result of the increase in interest income on loans.


Income Taxes

The Company's provision for income taxes was $585,000 for 1997 as compared to $471,000 for 1996. The increase in the Company's provision for income taxes was primarily the result of the 1996 receipt of a tax refund settlement from the State of Connecticut. For more information please see Note 10 to the Consolidated Financial Statements.


Assets and Related Income Analysis

Loans outstanding on December 31, 1997 totaled $147,659,000 as compared to $126,836,000 outstanding on December 31, 1996. The increase in the loan portfolio of $20,823,000 (16.4%) was for the most part attributable to the majority of real estate loans originated being variable rate, which the Bank primarily holds for its own portfolio. There was also an increased sales effort in the commercial loan area which increased the outstanding by $4,517,000. The majority management's discussion & analysis of financial condition &
results of operations (continued)
================================================================================


of loans at the Bank are and have been real estate related. Loan income increased $1,236,000 from $10,472,000 for 1996 to $11,708,000 for 1997. This increase is due to an increase in average outstanding loans from $121,623,000 for 1996 to $135,772,000 for 1997, coupled with a slight increase in the average rate earned from 8.61% in 1996 to 8.62% in 1997.

Securities, which consist of securities held-to-maturity and securities available-for-sale, increased $20,905,000 (63.5%) from $32,904,000 at December 31, 1996 to $53,809,000 at December 31, 1997. Income from securities increased $329,000 (16.5%) from $2,000,000 for the 1996 period to $2,329,000 for the 1997 period. This increase resulted primarily from an increase in average dollar amount outstanding from $34,570,000 for 1996 to $41,760,000 for 1997, offset by a decrease in average rate earned from 5.79% for 1996 to 5.58% for 1997. In 1997 there were no net security gains or losses; there were net security losses of $17,000 in 1996. The Bank has the positive intent and ability to hold securities designated as held-to-maturity until maturity and does not engage in trading activities. Securities available-for-sale are used to compensate for liquidity forecasting deviations.

Federal funds sold decreased $6,600,000 from $6,600,000 at December 31, 1996 to $0 at December 31, 1997. Federal funds sold income increased $100,000 (31.5%) from $317,000 for 1996 to $417,000 for 1997. This increase resulted primarily from a increase in the average dollar amount outstanding from $5,994,000 in 1996 to $7,745,000 in 1997 coupled with an increase in the average rate earned from 5.29% for 1996 to 5.38% in 1997.


Liability and Related Expense Analysis

Deposits increased $41,183,000 (25.3%) from $162,625,000 at December 31, 1996 to
$203,808,000 at December 31, 1997. Interest on deposits increased $1,184,000 (23.9%) from $4,953,000 for 1996 to $6,137,000 for 1997. This increase is attributable to an increase in the average dollar amount outstanding from $156,489,000 for 1996 to $183,060,000 in 1997, coupled with an increase in the average rate paid of 3.17% for 1996 to 3.35% for 1997.

Salary and benefits expenses increased $535,000 (17.5%) from $3,064,000 in 1996 to $3,599,000 in 1997, primarily as a result of the increase in the number of personnel due to the opening of the two new branch office locations.

Net occupancy expenses increased $218,000 (37.5%) from $582,000 in 1996 to $800,000 in 1997, furniture and equipment expenses increased $62,000 (23.6%) from $263,000 in 1996 to $325,000 in 1997, supplies expense increased $89,000 (50.6%) from $176,000 in 1996 to $$265,000 in 1997, mainly as a result of additional expenses due to the opening of the full-service branch locations in Westport and Danbury, Connecticut.

Data processing services increased $82,000 (15.4%) from $533,000 in 1996 to $615,000 in 1997, as a result of increased use of services offered along with increased volumes.


Provision for Loan Losses

The provision for loan losses decreased $60,000 (100.0%) from $120,000 for 1996 to $60,000 for 1997. The economy and the real estate market in the Bank's market areas are closely monitored by management to maintain an allowance for loan losses that is considered adequate. The loan loss allowance was $1,309,000 to support loan portfolios of $147,659,000, or a loan loss reserve ratio of .89%. This is in comparison to a ratio of 1.06% for 1996. Management believes that the allowance for loan losses is adequate.


Liquidity

Primary liquidity is comprised of cash and due from banks, interbank overnight federal funds sold and securities maturing in less than one year. These assets aggregated $25,689,000, or 14.7% of total assets, as of December 31, 1996, as compared to $36,762,000 (16.5%) at December 31, 1997.



Item 7.a. Quantitative and Qualitative Disclosure About Market Risk


MARKET RISK

As a financial institution, the Company's primary component of market risk is interest rate volatility. Any fluctuation in interest rates will impact both the level of income and expense recorded on a large percentage of the Bank's assets and liabilities, and the fair value of all interest earning assets. In general, financial institutions are negatively affected by an increase in interest rates to the extent that interest-bearing liabilities mature or reprice more rapidly than interest-earning assets. The Bank does not own any trading assets, nor does it have any hedging transactions in place such as interest rate swaps and caps. Based on the nature of the Bank's operations, it is not subject to foreign exchange or commodity price risk.

The Bank's earnings are primarily dependent on its net interest income which is the difference (the "spread") between the yields earned on its interest earning assets, such as loans and investments, and the rates paid on its interest bearing liabilities, primarily deposits.

Asset/liability management is the measurement and analysis of the Bank's exposure to changes in the interest rate environment. The principal objectives of the Bank's interest rate risk management activites are to: (a) evaluate the interest rate risk included in certain balance sheet accounts; (b) determine the level of risk appropriate given the Bank's business focus, operating environment, capital and liquidity requirements and performance objectives; and
(c) manage this risk consistent with Board of Director approved guidelines. The Bank's interest rate management strategy is designed to stabilize the spread and preserve capital over a broad range of interest rate scenarios, while at the same time enhancing income. Management realizes certain risks are inherent in the financial services industry and that the goal is to identify and minimize these risks. Various strategies are in place to control the Bank's exposure to interest rate risk. The Bank has an Asset/Liability Committee comprised of senior management which is primarily responsible for monitoring and determining methods of managing the rate sensitivity and repricing characteristics of the balance sheet components. This is done consistent with maintaining acceptable levels of both risk and net interest income. This committee meets on a regular basis. Quarterly reports are provided to the Board of Directors for informational purposes and to ensure compliance with policy.

The following table sets forth the dollar amount, weighted average interest rates and estimated fair value (see Note 15 to the financial statements) of selected assets and liabilities that are scheduled to mature within the stated time frames as of December 31, 1998:

Maturities (dollars in thousands)
                                                                  Scheduled Maturity dates
                              1999         2000          2001        2002          2003       Thereafter     Total    Fair Value
====================================================================================================================================
Assets:
   Securities             $   19,176    $   14,509  $      2,452   $    1,152   $    3,022    $    7,252  $   47,563   $   48,048
   Weighted average
     interest rate (%)          4.79          5.08          5.48         5.15         5.35          4.86        4.97
   Home equity loans             474           695           246          690          688         3,737       6,530        6,530
   Weighted average
     interest rate (%)          9.13          9.25          9.19         9.11         9.10          9.23        9.20
   Real estate loans          13,594           476           777          354          596        99,487     115,155      116,084
   Weighted average
     interest rate (%)          8.68          8.65          8.48         8.90         8.78          7.90        8.01
   Installment and
     commercial loans         17,111         3,875         3,048        1,717          772         1,178      27,701       27,701
   Weighted average
     interest rate (%)          8.88          8.53          8.98         8.89         8.66          9.29        8.85
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                  $   50,355    $   19,555  $      6,523   $    3,913   $    5,078    $  111,654  $  197,078   $  198,492
====================================================================================================================================

Liabilities:
   Non-interest
     bearing deposits     $   22,162    $       --  $         --   $       --   $       --    $       --  $   22,162   $   22,162
   Weighted average
     interest rate (%)            --            --            --           --           --            --          --
   Now, savings &
     money market            117,396            --            --           --           --            --     117,396      117,396
   Weighted average
     interest rate (%)          1.54            --            --           --           --            --        1.54
   Certificates of deposit    69,758         5,380         1,562          489          430            --      77,619       77,881
   Weighted average
     interest rate (%)          4.95          5.65          5.46         6.07         5.31            --        5.02
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL                  $  209,316    $    5,380  $      1,562   $      489   $      430    $       --  $  217,177   $  217,439
====================================================================================================================================

Although the Bank is subject to interest rate risk as described above, loans and deposits of the Bank have historically been largely stable and the Company has not experienced any significant adverse effects on net income in periods of rapidly changing interest rates. Accordingly, no prepayment, deposit decay rates or reinvestment assumptions have been reflected in the above table. Management makes a concious effort to match the maturities or the repricing time frames of assets with the liabilities that fund them, to limit the period of time between repricing on adjustable rate assets in portfolio and to minimize the volume of fixed-rate assets held.

INTEREST RATE SENSITIVITY

The following table sets forth the dollar amount of rate sensitive assets and liabilities that contractually reprice within the stated time frames at December 31, 1998:



                                                                          (Dollar amounts in thousands)
Rate Sensitive Assets:
                                                     1 Year or less       1 - 5 Years      Over 5 Years           Total
====================================================================================================================================
Loans (net of deferred loan fees)                       $  92,835         $   38,394         $  18,157         $  149,386
Federal funds                                              18,150                 --                --             18,150
Securities(1)                                              19,177             21,134             7,252             47,563
------------------------------------------------------------------------------------------------------------------------------------
Total                                                     130,162             59,528            25,409            215,099
====================================================================================================================================

Rate Sensitive Liabilities:
Deposits                                                  187,155              7,860                --            195,015
------------------------------------------------------------------------------------------------------------------------------------
Gap (Repricing difference)                              $ (56,993)        $   51,668         $  25,409         $   20,084
====================================================================================================================================
Cumulative gap                                          $ (56,993)        $   (5,325)        $  20,084
====================================================================================================================================
Cumulative ratio of rate
  sensitive assets to liabilities                             .70                .97              1.10
====================================================================================================================================

(1) Includes Federal Home Loan Bank Stock.



Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and notes and the Independent Auditors' Report follow.

independent auditors' report
================================================================================

     Deloitte &
      Touche
                          ......................................................
                          Stamford Harbor Park         Telephone: (203) 708-4000
                          333 Ludlow Street            Facsimile: (203) 708-4797
                          P.O. Box 10098
                          Stamford, Connecticut 06904







INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Village Bancorp, Inc.

We have audited the consolidated balance sheets of Village Bancorp, Inc. and subsidiary (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Village Bancorp, Inc. and subsidiary as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
February 5, 1999






Deloitte Touche
Tohmatsu
consolidated balance sheets
================================================================================

                                                                               (In thousands, except share amounts)
                                                                                            December 31,
                                                                                        1998              1997
====================================================================================================================================
ASSETS
Cash and due from banks                                                            $   13,092       $   11,153
Federal funds sold                                                                     18,150               --
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                              31,242           11,153
------------------------------------------------------------------------------------------------------------------------------------
Securities:
   Available-for-sale, at fair value                                                   12,726           19,427
   Held-to-maturity, at amortized cost (fair value of $34,421
   and $34,554 in 1998 and 1997)                                                       33,936           34,382
Federal Home Loan Bank stock, at cost                                                     901              782
Loans, net of deferred loan fees                                                      149,386          147,659
Allowance for loan losses                                                             (1,178)          (1,309)
------------------------------------------------------------------------------------------------------------------------------------
  Loans - net                                                                         148,208          146,350
------------------------------------------------------------------------------------------------------------------------------------
Loans held for sale                                                                     1,874            1,686
Bank premises and equipment - net                                                       5,230            5,256
Accrued income and other assets                                                         3,039            3,513
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                       $  237,156       $  222,549
====================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits:
  Noninterest bearing                                                              $   22,162       $   20,764
  Interest bearing                                                                    195,015          183,044
------------------------------------------------------------------------------------------------------------------------------------
    Total deposits                                                                    217,177          203,808
------------------------------------------------------------------------------------------------------------------------------------
Income taxes                                                                              536               26
Other liabilities                                                                       1,914            2,842
------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                 219,627          206,676
------------------------------------------------------------------------------------------------------------------------------------

Commitments and contingent  liabilities (Note 5, 14)
STOCKHOLDERS' EQUITY
Common stock, $3.33 par value; authorized, 10,000,000 shares;
  issued and outstanding, 1,946,534 shares in 1998 and 1,908,634
  in 1997                                                                               6,482            6,356
Additional paid-in capital                                                              4,998            4,851
Retained earnings                                                                       6,002            4,635
Accumulated other comprehensive income                                                     47               31
------------------------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                         17,529           15,873
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                         $  237,156       $  222,549
====================================================================================================================================
See notes to consolidated financial statements.


consolidated statements of income
================================================================================

                                                                              (In thousands, except per share data)
                                                                                     Year Ended December 31,

                                                                          1998                1997                 1996
====================================================================================================================================
INTEREST INCOME
Loans, including fees                                                $    12,934          $     11,708         $     10,472
Securities:
  Taxable                                                                  2,038                 2,017                1,879
  Tax-exempt                                                                 500                   312                  121
Federal funds sold                                                           416                   417                  317
Dividends on Federal Home Loan Bank stock                                     57                    49                    4
------------------------------------------------------------------------------------------------------------------------------------
    Total interest income                                                 15,945                14,503               12,793
INTEREST EXPENSE                                                           6,202                 6,137                4,953
------------------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                        9,743                 8,366                7,840
PROVISION (CREDIT) FOR LOAN LOSSES                                         (123)                    60                  120
------------------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                                9,866                 8,306                7,720
------------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME
Service charges                                                              349                   343                  332
Security gains (losses) - net                                                 83                    --                 (17)
Other operating income                                                       320                   225                  175
------------------------------------------------------------------------------------------------------------------------------------
    Total other income                                                       752                   568                  490
------------------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES
Salaries and employee benefits                                              3896                 3,599                3,064
Net occupancy                                                                975                   800                  582
Other real estate owned                                                        8                     4                   18
Furniture and equipment                                                      391                   325                  263
Data processing services                                                     801                   615                  533
Regulatory assessments                                                        28                    20                    3
Printing, stationery and supplies                                            200                   265                  176
Advertising                                                                   86                   240                  146
Appraisal fees                                                                88                    72                   55
Postage                                                                      114                   122                  107
Other operating expenses                                                   1,031                 1,049                  972
------------------------------------------------------------------------------------------------------------------------------------
    Total other expenses                                                   7,618                 7,111                5,919
------------------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                 3,000                 1,763                2,291
PROVISION FOR INCOME TAXES                                                   939                   585                  471
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                           $     2,061          $      1,178         $      1,820
====================================================================================================================================
PER SHARE DATA
Net income - basic earnings                                          $      1.07          $        .62         $        .96
Net income - diluted earnings                                               1.04                   .61                  .95
Cash dividends                                                               .36                   .36                 .335
====================================================================================================================================

See notes to consolidated financial statements.

consolidated statements of comprehensive income
================================================================================

                                                                                         (In thousands)
                                                                                     Year Ended December 31,
                                                                          1998                1997                 1996
====================================================================================================================================
COMPREHENSIVE INCOME

Net income                                                           $     2,061          $      1,178         $      1,820

Other comprehensive income, net of tax:
   Unrealized holding gains (losses) on securities
      available-for-sale arising during the period                            40                    44                 (69)

   Reclassification adjustment, net of tax,
      for net gains realized on available-for-sale
      securities  that were held at the beginning
      of the year                                                           (24)                     -                   15
------------------------------------------------------------------------------------------------------------------------------------

Other comprehensive
   income (loss)                                                              16                    44                 (54)
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive income                                                 $     2,077          $      1,222         $      1,766
====================================================================================================================================

See notes to consolidated financial statements.

consolidated statements of changes in stockholders' equity
================================================================================


                                                                        (In thousands, except share data)
                                                        Common Stock                                     Accumulated
                                                 ---------------------------        Additional              Other
                                                 Number of                            Paid-In           Comprehensive       Retained
                                                  Shares            Amount            Capital           Income (Loss)       Earnings
====================================================================================================================================
BALANCE AT JANUARY 1, 1996                         950,317        $    3,165        $    7,982        $       41        $    2,960
Net income                                                                                                                   1,820
Cash dividends declared, $.335 per share                                                                                      (637)
Exercise of options                                  1,800                 6                14
Other comprehensive loss                                                                                     (54)

------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                       952,117             3,171             7,996               (13)            4,143
Net income                                                                                                                   1,178
Cash dividends declared, $.36 per share                                                                                       (686)
Exercise of options                                  2,200                 7                33
100% Stock dividend                                954,317             3,178            (3,178)
Other comprehensive income                                                                                    44

------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                     1,908,634             6,356             4,851                31             4,635
Net income                                                                                                                   2,061
Cash dividends declared, $.36 per share                                                                                       (694)
Exercise of options                                 37,900               126               147
Other comprehensive income                                                                                    16

------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                     1,946,534        $    6,482        $    4,998        $       47        $    6,002
====================================================================================================================================

See notes to consolidated financial statements.

consolidated statements of cash flows
================================================================================

                                                                                           (In thousands)
                                                                                       Year Ended December 31,
                                                                            1998                1997                 1996
====================================================================================================================================
OPERATING ACTIVITIES
Net income                                                              $     2,061          $    1,178           $    1,820
Adjustments to reconcile net income to net cash
 provided by operating activities:
      Provision (credit) for loan losses                                       (123)                 60                  120
      Depreciation and amortization                                             445                 339                  242
      Accretion of security discounts, net                                     (343)               (251)                (196)
      Deferred income taxes                                                     473                  (4)                (213)
      Security losses (gains), net                                              (83)                 --                   17
Increase (decrease) in deferred loan fees                                       (75)                (59)                  16
Origination of loans held for sale                                          (26,730)            (10,159)              (6,934)
Proceeds from sales of loans                                                 26,861               8,600                7,513
Gains on sales of loans                                                        (319)                (77)                 (77)
Decrease (increase) in accrued income and other assets                            1                 206               (1,492)
Increase (decrease) in other liabilities                                       (418)              1,240                   38
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                     1,750               1,073                  854
------------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Proceeds from sales of securities available-for-sale                          5,323                  --                2,307
Proceeds from maturities of securities held-to-maturity                      18,946               4,160                6,350
Proceeds from maturities of securities available-for-sale                    15,178               9,099               16,719
Purchases of securities held-to-maturity                                    (18,476)            (21,245)              (9,583)
Purchases of securities available-for-sale                                  (13,382)            (12,591)             (14,047)
Purchase of Federal Home Loan Bank stock                                       (119)                (70)                (712)
Net increase in loans                                                        (1,660)            (20,869)              (7,336)
Purchases of premises and equipment                                            (419)             (4,086)                (201)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                           5,391             (45,602)              (6,503)
------------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net increase in deposits                                                     13,369              41,183                4,086
Cash dividends                                                                 (694)               (686)                (637)
Net proceeds from issuance of common stock                                      273                  40                   20
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                    12,948              40,537                3,469
------------------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                                       20,089              (3,992)              (2,180)
CASH AND CASH EQUIVALENTS:
      BEGINNING OF YEAR                                                      11,153              15,145               17,325
------------------------------------------------------------------------------------------------------------------------------------
      END OF YEAR                                                       $    31,242          $   11,153           $   15,145
====================================================================================================================================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid on deposits                                               $     6,510          $    5,439           $    5,202
Income tax payments                                                             460                 939                  898
====================================================================================================================================

See notes to consolidated financial statements.

notes to consolidated financial statements
================================================================================


1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations -- Village Bancorp, Inc. and its subsidiary, The Village Bank & Trust Company (the "Bank"), collectively the "Company", are engaged in the business of commercial banking. Headquartered in Ridgefield, the Company operates six branch offices in Fairfield and Litchfield counties in Connecticut. The Company principally is engaged in lending and deposit gathering activities within these counties. The Company's future prospects are largely dependent on its ability to compete with entities having greater resources and on the performance of the local economy. A wide range of loan and deposit products and trust services are offered to the customer. Customer convenience and responsive service are emphasized. Over 80% of loans are collateralized by real estate located in Fairfield, Litchfield and adjacent counties. Within this area employment levels and related economic activity generally are not materially dependent on any one employer.

Basis of Financial Statement Presentation -- The Company's consolidated financial statements include the Bank and have been prepared in accordance with generally accepted accounting principles and conform with predominant practices used within the banking industry. All significant intercompany accounts and transactions are eliminated in consolidation. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and the revenues and expenses for the period.
Actual results could differ significantly from those estimates.

Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and the valuation allowance for deferred tax assets. In connection with the determination of the allowance for loan losses and real estate owned, management obtains independent appraisals for significant properties.

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

Allowance for Loan Losses -- The allowance for loan losses is sustained by charges to operating expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely; recoveries of previously charged off loans are restored to the allowance. The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses inherent in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the loan portfolio and other pertinent factors, including, but not limited to, past loan loss experience, composition of the loan portfolio and current economic factors.

Consolidated Statements of Cash Flows -- For purposes of presenting the consolidated statements of cash flows, cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds sold have one day availability.

Securities -- Securities held-to-maturity are stated at cost, adjusted for accumulated amortization of premiums and accretion of discounts, which is calculated on a method that approximates the interest method. Securities available-for-sale are stated at estimated fair value. The determination to include debt securities as securities held-to-maturity or securities available-for-sale is made at the time of purchase and is based on such factors as the overall interest rate sensitivity of the Company, projected liquidity needs, and the Company's long-term investment strategies. The Bank does not acquire securities for the purpose of engaging in trading activities. When sales occur, gains or losses on the sale of securities are recognized using the specific identification method. The Bank has the positive intent and ability to hold its securities classified as held-to-maturity for their economic life.

notes to consolidated financial statements (continued)
================================================================================


Loans -- Interest income on loans is recognized based on rates applied to principal amounts outstanding. Loans are placed on nonaccrual status when management believes that interest or principal on such loans may not be collected in the normal course of business. Interest payments received on loans in nonaccrual status are applied, based on management's judgement as to the collectibility of loan principal, either as a reduction of principal or as interest income. Such loans are restored to accrual status when there is no longer doubt concerning collectibility and the borrower has performed in accordance with the terms of the loan. Loans held for sale are stated at the lower of cost or estimated fair value.

Loan origination and commitment fees, net of certain loan origination costs, are deferred and the net amount amortized as an adjustment of the related loan's yield. Loan fees deferred in 1998 and 1997 aggregated $99,000 and $203,000, respectively. Loan costs deferred in 1998 and 1997 aggregated $8,000 and $18,000, respectively. Net amounts amortized to income aggregated $164,000, $260,000 and $213,000 in 1998, 1997 and 1996, respectively.

Impaired Loans -- The Company follows the guidance in Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures".

A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the contractual terms of the loan. When a loan is considered impaired, it is placed on nonaccrual status. Income is recorded using the income recognition principles outlined above. Measurement of impairment is based on the present value of expected future cash flows discounted at the loan's effective interest rate, or, at the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. Small homogeneous loans such as residential mortgages, home equity loans, installment loans and consumer credit are not separately reviewed for impaired status. These loans typically are for maturities less than five years and require monthly payments. Separate allocations of the allowance for loan losses are made based upon trends and prior loss experience and composition of credit risk in these types of loans. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

If the fair value of an impaired loan is less than the related recorded amount, a specific valuation allowance is established or the write down is charged against the allowance for loan losses if the impairment is considered to be permanent.

Bank Premises and Equipment -- Bank premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based upon estimated useful lives or the lease term, if shorter, up to 39 years for premises and 15 years for equipment.

Income Taxes -- An asset and liability approach is used for financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the change is enacted.

Other Real Estate -- Other real estate includes properties which are foreclosed or received in settlement of a loan, and real property not used in trade or business. The properties are recorded at the lower of cost or fair value (net of estimated costs of disposition) at the date transferred. Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses. Subsequent write-downs of the carrying value of these properties may be required and would be charged to operations. At December 31, 1998 and 1997, other real estate was $0 and $154,000, respectively.

Earnings Per Share -- SFAS No. 128, "Earnings Per Share", requires that "Basic EPS" exclude dilution and be computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period; "Diluted EPS" reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity.

Stock-Based   Compensation   --  SFAS  No.  123,   "Accounting  for  Stock-Based
Compensation", establishes a fair value based method of accounting for stock-based compensation plans and encourages, but does not require, entities to adopt that method of accounting for all employee stock compensation plans. SFAS No. 123 also establishes fair value as the measurement basis for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. However, SFAS No. 123 permits entities to continue to measure compensation costs for stock-based compensation plans using the notes to consolidated financial statements (continued)
================================================================================

instrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and present proforma disclosure of net income and earnings per share, as if the fair value based method of accounting prescribed by SFAS No. 123 had been applied. The Company has elected to continue to measure compensation cost for stock-based compensation plans in accordance with the provisions of APB Opinion No. 25.

Transfers and Servicing of Financial Assets -- SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," specifies accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and for distinguishing whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, except for certain provisions (relating to the accounting for secured borrowings and collateral and the accounting for transfers and servicing or repurchase agreements, dollar rolls, securities lending and similiar transactions) which was adopted January 1, 1998 in accordance with SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." Adoption of all of the provisions of SFAS No. 125 has not had any material effect on the Company's consolidated financial statements.

Comprehensive Income. -- SFAS No. 130 "Reporting Comprehensive Income," requires that all items that are components of "comprehensive income" be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the "change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Companies are required to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company adopted SFAS No. 130 as of January 1, 1998, which resulted only in increased disclosures for 1998 and prior years.

Segments of an Enterprise -- SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," requires that enterprises report certain financial and descriptive information about operating segments in complete sets of financial statements and in condensed financial statements of interim periods issued to stockholders. It also requires that a Company report certain information about its products and services, geographic areas in which it operates and its major customers. The Company adopted SFAS No. 131 effective January 1, 1998 and no additional disclosures were required because the Company operates solely within the community banking segment of the economy.

Pending Accounting Pronouncement -- In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires, among other things, that all derivatives be recognized in the statement of condition, either as assets or as liabilities, and measured at their fair value and that changes in a derivative's fair value be recognized in current earnings unless specific hedge accounting criteria are met. For the Company, SFAS No. 133 will be effective January 1, 2000. The Company does not anticipate that adoption of this statement will have a material impact on its financial position or results of operations.

Reclassifications -- Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current presentation.


2. Earnings Per Share

The only dilutive potential common shares were attributable to stock options outstanding (See Note 9). A summary of the basic and diluted earnings per share calculations for 1998, 1997 and 1996 is as follows:


                        Income            Shares          Per-Share
================================================================================
1998
Basic EPS              $2,061,000         1,929,132         $1.07
Effect of
Dilutive Securities -
Stock Options                  --            51,567           .03
Diluted EPS            $2,061,000         1,980,699         $1.04

1997
Basic EPS              $1,178,000         1,905,441          $.62
Effect of
Dilutive Securities -
Stock Options                  --            36,389           .01
Diluted EPS            $1,178,000         1,941,830          $.61

1996
Basic EPS              $1,820,000         1,902,375          $.96
Effect of
Dilutive Securities -
Stock Options                  --            16,127           .01
Diluted EPS            $1,820,000         1,918,502          $.95


3. Cash and Due from Banks

The Bank is required by Federal regulation to maintain average cash reserve balances. Throughout 1998, daily cash reserves and compensating balances served to satisfy this requirement and averaged approximately $4,797,000.

notes to consolidated financial statements (continued)
================================================================================

4. Securities

The  aggregate   amortized   cost  and  estimated   fair  values  of  securities
held-to-maturity   and  securities   available-for-sale   at  December  31,  are
summarized as follows (in thousands):

                                                                                     1998
                                                                              Gross          Gross        Estimated
                                                             Amortized     Unrealized      Unrealized        Fair
                                                               Cost           Gains         (Losses)         Value
====================================================================================================================================

SECURITIES HELD-TO-MATURITY

U.S. Treasury securities                                     $  18,801      $     183       $      (4)     $  18,980
Mortgage-backed securities of
  U.S. Government agencies                                       4,377             35              (3)         4,409
Obligations of states and political subdivisions                10,758            275              (1)        11,032
------------------------------------------------------------------------------------------------------------------------------------
Total                                                        $  33,936      $     493       $      (8)     $  34,421
====================================================================================================================================

SECURITIES AVAILABLE-FOR-SALE

U.S. Treasury securities                                     $  12,446      $      98       $     (22)     $  12,522
Mortgage-backed securities of
  U.S. Government agencies                                         186              2              --            188
Other                                                               16             --              --             16
------------------------------------------------------------------------------------------------------------------------------------
Total                                                        $  12,648      $     100       $     (22)     $  12,726
====================================================================================================================================


                                                                                     1997
                                                                              Gross          Gross        Estimated
                                                             Amortized     Unrealized      Unrealized        Fair
                                                               Cost           Gains         (Losses)         Value
====================================================================================================================================

SECURITIES HELD-TO-MATURITY

U.S. Treasury securities                                     $  16,792      $      23       $      (4)     $  16,811
Mortgage-backed securities of
  U.S. Government agencies                                       6,704             24              (2)         6,726
Obligations of states and political subdivisions                10,886            147             (16)        11,017
------------------------------------------------------------------------------------------------------------------------------------
Total                                                        $  34,382      $     194       $     (22)     $  34,554
====================================================================================================================================

SECURITIES AVAILABLE-FOR-SALE

U.S. Treasury securities                                     $  18,993      $      54       $      (2)     $  19,045
Mortgage-backed securities of
   U.S. Government agencies                                        346              3              --            349
Other                                                               33             --              --             33
------------------------------------------------------------------------------------------------------------------------------------
Total                                                        $  19,372      $      57       $      (2)     $  19,427
====================================================================================================================================


At December 31, 1998, securities with an amortized cost of $1,129,000 and a fair value of $1,174,000 were pledged to secure public funds and for other purposes as required by law and banking regulation. Gross gains on sales of securities in 1998, 1997 and 1996 were $83,000, $0 and $5,000, respectively, and gross losses were $0, $0 and $22,000, respectively.

The amortized cost and fair value of securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

notes to consolidated financial statements (continued)
================================================================================


                                                                                    (In thousands)
                                                                                   December 31, 1998
     ===============================================================================================================================
                                                                  Available-for-sale                  Held-to-maturity
                                                                                 Estimated                          Estimated
                                                               Amortized           Fair            Amortized          Fair
                                                                 Cost              Value             Cost             Value
     ===============================================================================================================================
     Within 1 year                                          $     5,107       $     5,112       $    13,164       $    13,184
     After 1 but within 5 years                                   7,490             7,562            13,572            13,785
     After 5 but within 10 years                                     51                52             4,696             4,825
     After 10 years                                                  --                --             2,504             2,627
     -------------------------------------------------------------------------------------------------------------------------------
     Totals                                                 $    12,648       $    12,726       $    33,936       $    34,421
     ===============================================================================================================================




5. Loans

The composition of the loan portfolio is summarized as follows:


                                                                                          (In thousands)
                                                                                           December 31,
                                                                                    1998                 1997
     ===============================================================================================================================
     Real estate - mortgage and home equity                                  $     108,194        $     108,825
     Real estate - construction and land development                                13,620               14,012
     Installment and consumer credit                                                 8,389                7,888
     Commercial and financial                                                       19,312               17,138
     -------------------------------------------------------------------------------------------------------------------------------
     Total loans                                                                   149,515              147,863

     Deferred loan fees, net                                                          (129)                (204)
     Allowance for loan losses                                                      (1,178)              (1,309)
     -------------------------------------------------------------------------------------------------------------------------------
     Loans - net                                                             $     148,208        $     146,350
     ===============================================================================================================================



In the normal course of business there are outstanding various commitments and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the financial statements. Such commitments involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The Bank controls these risks through credit approvals, limits and monitoring procedures. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 1998, existing commitments were as follows: commitments to originate loans - $18,309,000, unused revolving lines of credit on residential properties, including home equity - $8,952,000, unused revolving lines of credit on commercial real estate and construction - $9,046,000, stand by letters of credit - $2,435,000 and unused consumer lines of credit - $2,755,000. At December 31, 1997, these commitments were as follows: commitments to originate loans - $13,459,000, unused revolving lines of credit on residential properties, including home equity - $8,775,000, unused revolving lines of credit on commercial real estate and construction - $6,106,000, stand by letters of credit - $1,939,000 and unused consumer lines of credit $2,417,000.

notes to consolidated financial statements (continued)
================================================================================


Substantially all of the Bank's commercial and residential lending activities are with customers located in Fairfield and Litchfield counties, Connecticut. Although lending activities are diversified, a substantial portion of many Bank customers' net worth is dependent on local real estate values.

The Bank has established credit policies applicable to each type of lending activity in which it engages, evaluates the credit-worthiness of each customer and, in most cases, lends up to 80% of the fair value of the collateral, depending on the Bank's evaluation of the borrowers' creditworthiness. The fair value of collateral is monitored on an ongoing basis and additional collateral is obtained when warranted. Real estate is the primary form of collateral. While collateral provides assurance as a secondary source of repayment, the Bank ordinarily requires the primary source of repayment to be based on the borrower's ability to generate continuing cash flows.

Changes in the allowance for loan losses are summarized as follow:

                                                     (In thousands)
                                                 Year Ended December 31,
                                        1998            1997             1996
================================================================================
Balance, beginning of year            $ 1,309        $ 1,356           $ 1,311
Provision (credit) for loan losses       (123)            60               120
Loans charged off                         (52)          (119)             (173)
Recoveries on loans
  previously charged off                   44             12                98
--------------------------------------------------------------------------------
Balance, end of year                  $ 1,178        $ 1,309           $ 1,356
================================================================================

For management purposes, portions of this allowance are allocated to segments of the loan portfolio based on perceived credit risks. At December 31, 1998, management allocated $262,000 of the balance in the allowance for loan losses to specific credit risks, which includes $179,000 of reserves that relate to loans that are considered impaired, and $916,000 is considered to be an unallocated or general allowance. Based on regulatory constraints all or a portion of this allowance is considered to be capital for purposes of determining compliance with certain regulatory capital standards (see Note 8).

The principal portion of loans delinquent as to principal or interest for ninety days or more, including nonaccrual loans, is as follows:


                                                       (In thousands)
                                                        December 31,
                                                1998                   1997
================================================================================
Loans 90 days or more past due:
Real estate-mortgage and home equity         $   1,174              $   1,557
Commercial and financial                            17                      -
Installment and consumer credit                     97                     65
--------------------------------------------------------------------------------
Total                                        $   1,288              $   1,622
================================================================================
notes to consolidated financial statements (continued)
================================================================================


At December 31, 1998 and 1997 there were restructured loans of $831,000. Loans on which interest is not being accrued aggregated approximately $1,137,000 and $1,299,000 at December 31, 1998 and 1997, respectively. The Bank would have recorded an additional $116,000, $74,000 and $59,000 of gross interest income in 1998, 1997 and 1996, respectively, if nonaccrual loans had been current. At December 31, 1998, there were no commitments to lend additional funds to borrowers whose loans are classified as nonaccrual or were restructured.

The recorded investment in loans that are considered to be impaired at December 31, 1998 and 1997 was $1,275,000 and $1,427,000, respectively. Specific valuation allowances of $179,000 and $174,000 for 1998 and 1997, respectively, have been established. During 1998 and 1997 the average recorded investment in impaired loans was approximately $1,315,000 and $1,418,000, respectively. No interest income was recognized on impaired or nonaccrual loans. Generally, the fair value of the above loans was determined using the fair value of the underlying collateral.


6. Bank Premises and Equipment

Bank  premises  and  equipment,  at  cost,  and  accumulated   depreciation  and
amortization are summarized as follows:



                                                        (In thousands)
                                                         December 31,
                                                 1998                  1997
================================================================================
Land                                         $      175             $     175
Premises                                          4,715                 4,673
Equipment                                         2,602                 2,606
Leasehold improvements                              501                   387
--------------------------------------------------------------------------------
Total                                             7,993                 7,841
Accumulated depreciation and amortization        (2,763)               (2,585)
--------------------------------------------------------------------------------
Bank premises and equipment - net            $    5,230             $   5,256
================================================================================


The Bank completed the construction of a new three story building in Danbury, Connecticut, in July of 1997. The first floor of this new building contains a full-service branch office. The second and third floors are being utilized for the deposit and loan back-office operations of the bank.


7. Deposits

Included in interest bearing deposits are certificates of deposit in denominations of $100,000 or more. These certificates aggregated approximately $12,072,000 and $14,647,000 at December 31, 1998 and 1997, respectively. At
December 31, 1998, the scheduled maturities of certificates of deposit were as follows:


                                                                (In thousands)
                                                                 December 31,
Maturing in                                                          1998
================================================================================
1999                                                             $   69,686
2000                                                                  5,380
2001                                                                  1,562
2002                                                                    488
2003 and thereafter                                                     430
================================================================================
Total                                                            $   77,546
================================================================================

NOW accounts, included in interest bearing deposit liabilities, were $61,297,000 and $49,107,000 at December 31, 1998 and 1997, respectively.

notes to consolidated financial statements (continued)
================================================================================


8. Stockholders' Equity

The Company and Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines, and, with respect to the Bank, the regulatory framework for prompt corrective action, the Company and Bank must meet or exceed specific capital guidelines that involve quantitatve measures of the Company's and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about capital components, risk weightings and other factors.

Capital adequacy regulations require the Company and Bank to maintain or exceed minimum amounts and ratios (set forth in the tables below) of Total and Tier 1 Capital (as defined in the regulations) to risk weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes that the Company and Bank meet all capital adequacy requirements to which it is subject, and is considered well capitalized under regulatory guidelines, as of December 31, 1998.

As of December 31, 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain or exceed minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and Bank's capital amounts and ratios are presented in the table that follows:


                                               (Dollar amounts in thousands)
                                                                                                               Minimum
                                                                                      Minimum           To Be Well Capitalized
                                                                                    For Capital         Under Prompt Corrective
                                                              Actual            Adequacy   Purposes       Action Provisions
Company                                                   Amount     Ratio       Amount      Ratio       Amount        Ratio
------------------------------------------------------------------------------------------------------------------------------------
At December 31, 1998
Total Capital (to Risk Weighted Assets)                 $  18,660     13.90%    $  10,741    >=8.0%      N/A            N/A
Tier 1 Capital (to Risk Weighted Assets)                   17,482     13.02         5,370    >=4.0       N/A            N/A
Tier 1 Capital (to Average Assets)                         17,482      7.72         9,053    >=4.0       N/A            N/A

At December 31, 1997
Total Capital (to Risk Weighted Assets)                 $  17,151     13.06%    $  10,505    >=8.0%      N/A            N/A
Tier 1 Capital (to Risk Weighted Assets)                   15,842     12.06         5,253    >=4.0       N/A            N/A
Tier 1 Capital (to Average Assets)                         15,842      7.17         8,842    >=4.0       N/A            N/A

Bank
------------------------------------------------------------------------------------------------------------------------------------
At December 31, 1998
Total Capital (to Risk Weighted Assets)                 $  18,536     13.81%    $  10,735    >=8.0%      $  13,418    >=10.0%
Tier 1 Capital (to Risk Weighted Assets)                   17,358     12.94         5,367    >=4.0           8,051     >=6.0
Tier 1 Capital (to Average Assets)                         17,358      7.67         9,050    >=4.0          11,313     >=5.0

At December 31, 1997
Total Capital (to Risk Weighted Assets)                 $  17,076     13.01%    $  10,499    >=8.0%      $  13,124    >=10.0%
Tier 1 Capital (to Risk Weighted Assets)                   15,767     12.01         5,250    >=4.0           7,874     >=6.0
Tier 1 Capital (to Average Assets)                         15,767      7.14         8,839    >=4.0          11,049     >=5.0

notes to consolidated financial statements (continued)
================================================================================


Capital   ratios  are  computed   excluding   unrealized   gains  or  losses  on
available-for-sale securities, net of tax effect, which is included as a component of stockholders' equity for financial reporting purposes.


9. Stock Option Plans

The Company and Bank have a stock option plan for their officers and employees to be granted and issued by the Board of Directors from time to time. The plan, adopted in 1996, provides for 150,000 shares to be reserved for issuance. In 1998 and 1997, 6,000 and 23,800 shares, respectively, were granted under the 1996 plan to the Bank's officers. There are currently 45,800 shares available for issuance under the 1996 plan. Options issued under the plans must be granted at the fair value of the Company's common stock on the date of grant and expire five years from the grant date. In addition, all grants vest immediately upon issuance. 1996 share amounts have been adjusted for the 100% stock dividend issued in 1997.

Stock option transactions under the Plans were as follows:

                                                                               Shares Underlying          Weighted Average
                                                                                     Options               Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
Outstanding and exercisable Options as of January 1, 1996:                          29,200                 $    5.50
Options granted                                                                     78,400                      9.50
Options exercised                                                                   (3,600)                     5.50
------------------------------------------------------------------------------------------------------------------------------------
Outstanding and exercisable Options as of December 31, 1996:                       104,000                 $    8.52
Options granted                                                                     23,800                     13.19
Options exercised                                                                   (4,400)                     9.14
Options expired                                                                     (2,000)                     9.50
------------------------------------------------------------------------------------------------------------------------------------
Outstanding and exercisable Options as of December 31, 1997:                       121,400                      9.39
Options granted                                                                      6,000                     20.46
Options exercised                                                                  (37,900)                     7.20
Options expired                                                                     (2,000)                     9.50
------------------------------------------------------------------------------------------------------------------------------------
Outstanding and exercisable Options as of December 31, 1998:                        87,500                    $11.10
------------------------------------------------------------------------------------------------------------------------------------


The following table summarizes information regarding options outstanding and exercisable as of December 31, 1998:


         Range of                                               Weighted Average               Weighted Average
     Exercise Prices                Number                       Remaining Life                 Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
      $9.50 - $11.13                  69,900                        2.39 years                     $  9.66

     $13.50 - $15.625                 11,600                        3.83 years                     $ 14.97

     $19.50 - $22.125                  6,000                        4.29 years                     $ 20.46
====================================================================================================================================
     $ 9.50 - $22.125                 87,500                        2.71 years                     $ 11.10


notes to consolidated financial statements (continued)
================================================================================

As described in Note 1, the Bank continues to apply APB Opinion No. 25 and related interpretations in accounting for the Plans, and accordingly, no compensation cost has been recognized in 1998 or 1997. If compensation cost for the Plans had been determined consistent with the method of SFAS No. 123, the Bank's net income and earnings per share for the year ended December 31, 1998 would have been reduced to the pro forma amounts indicated as follows:


                                        1998                           1997
--------------------------------------------------------------------------------
                                        (In thousands, except share data)
Net income          As reported       $   2,061                     $  1,178
                    Pro forma             2,040                          989
Basic EPS           As reported           1.07                           .62
                    Pro forma             1.06                           .52
Diluted EPS         As reported           1.04                           .61
                    Pro forma             1.03                           .51

The weighted average fair value of options granted under the Plans was $3.45 for 1998 and $7.95 for 1997 and were estimated on the date of the grants using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield- 1998 -- 2.51%, 1997 -- 3.12%, expected volatility- 1998-- 22.57%, 1997-- 24.66%, risk free interest rate- 1998--
4.61-4.64%,  1997--  5.39 - 5.40%,  expected  lives of 3 years for both 1998 and
1997.


10. Income Taxes

A reconciliation of the income tax provision to the amount computed using the statutory federal tax rate is as follows


                                                                                    (Dollar amounts in thousands)
                                                                                       Year Ended December 31,
                                                                      1998                     1997                   1996
====================================================================================================================================
Income tax at 34% of pre-tax income                                $     1,020            $       599             $      778
Connecticut corporation tax, net of federal tax benefit                     95                     57                    (14)
Effect of tax-exempt income                                               (153)                   (91)                   (36)
Change in valuation allowance                                               --                    (25)                  (214)
Other items, net                                                           (23)                    45                    (43)
------------------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                         $       939            $       585             $      471
====================================================================================================================================
Effective rate                                                            31.3%                  33.2%                  20.6%
====================================================================================================================================


The components of the provision for income taxes are as follows:

                                                                                              (In thousands)
                                                                                          Year Ended December 31,
                                                                          1998                   1997                   1996
====================================================================================================================================
Current income taxes:
   Federal                                                         $       299            $       454             $      762
   State                                                                   167                    160                    136
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                      466                    614                    898

Deferred income tax (benefit) expense
   Federal                                                                 474                     69                   (56)
   State                                                                   (1)                   (73)                  (157)
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                      473                    (4)                  (213)

Change in valuation allowance                                               --                   (25)                  (214)
------------------------------------------------------------------------------------------------------------------------------------

Total provision for income taxes                                   $       939            $       585             $      471
====================================================================================================================================


notes to consolidated financial statements (continued)
================================================================================


Deferred income tax assets and liabilities at December 31, 1998 and 1997 reflect the impact of temporary differences between values recorded as assets and liabilities for financial reporting purposes and values utilized for remeasurement in accordance with the tax laws. The tax effects of temporary differences giving rise to the Company's deferred tax assets and liabilities are as follows:

                                                         (In thousands)
                                                          December 31,
                                                  1998                  1997
================================================================================
Deferred tax assets:
      Allowance for loan losses               $      254          $       341
      Deferred loan fees                              36                   66
      Deferred compensation                          118                   80
      Net operating loss                             600                  718
      State tax credit                                66                  103
      Other                                           50                   11
--------------------------------------------------------------------------------
      Total                                        1,124                1,319
--------------------------------------------------------------------------------
Deferred tax liabilities:
      Available for sale securities                   31                   24
      Treasury securities                            276                   35
      Depreciation                                   137                   39
      Other                                           --                   61
--------------------------------------------------------------------------------
      Total                                          444                  159
--------------------------------------------------------------------------------
Valuation allowance                                 (396)                (396)
--------------------------------------------------------------------------------
Net deferred tax assets                       $      284          $       764
================================================================================



The Company has net operating loss carryforwards ("NOL's") for federal income tax purposes at December 31, 1998 of approximately $1,763,000 expiring in years 2003 through 2008. The NOL's relate to the acquisition of Liberty in 1994. Due to limitations on their use, a valuation allowance has been established to reduce the NOL's to the amount that, more likely than not, will be realized.


11. Employee Benefit Plan

The Bank has an incentive savings plan under Section 401(k) of the Internal Revenue Code. Employees are eligible to participate after one year of continuous service. The plan allows participating employees to defer up to 15% of their compensation on a pre-tax basis, within code limitations, through contributions to the plan. In accordance with the provisions of the plan, the Bank matches up to 6% of the employee contributions with a percentage determined by the Board of Directors. Matching contributions of $54,000, $48,000 and $43,000 were charged to operating expenses in 1998, 1997 and 1996, respectively.

notes to consolidated financial statements (continued)
================================================================================


12. Village Bancorp, Inc. (Parent Company Only)
Condensed Financial Statements

Condensed balance sheets are as follows:




                                                     (In thousands)
                                                       December 31,
                                                 1998                  1997
================================================================================
ASSETS
--------------------------------------------------------------------------------
Investment in subsidiary                    $  17,529               $   15,798
Other assets                                        -                       75
--------------------------------------------------------------------------------
TOTAL ASSETS                                $  17,529               $   15,873
================================================================================

STOCKHOLDERS' EQUITY                        $  17,529               $   15,873
================================================================================



Condensed operating results are as follows:
                                                 (In thousands)
                                             Year Ended December 31,
                                    1998              1997              1996
================================================================================
Dividend income from Bank     $       694       $      686        $       637
Equity in undistributed
  income of subsidiary              1,367              492              1,183
--------------------------------------------------------------------------------
Net income                    $     2,061       $    1,178        $     1,820
================================================================================

Condensed statements of cash flows are as follows:

                                                   (In thousands)
                                               Year Ended December 31,
                                           1998         1997        1996
================================================================================

OPERATING ACTIVITIES:
   Net income                           $  2,061     $ 1,178     $  1,820
   Equity in undistributed
      income of subsidiary                (1,367)       (492)      (1,183)
--------------------------------------------------------------------------------
        Net cash provided by
          operating activities          $    694     $   686     $    637
================================================================================

INVESTING ACTIVITIES:
   Investment in subsidiaries           $   (273)    $   (40)    $    (20)
--------------------------------------------------------------------------------
        Net cash used in
          investing activities          $   (273)    $   (40)    $    (20)
================================================================================

FINANCING ACTIVITIES:
   Cash dividends paid                  $   (694)    $  (686)    $   (637)
   Net proceeds from issuance of common
      stock and capital contribution         273          40           20
--------------------------------------------------------------------------------
        Net cash used in
          financing activities          $   (421)    $  (646)    $   (617)
================================================================================
notes to consolidated financial statements (continued)
================================================================================


There are various restrictions which limit the ability of a bank subsidiary to transfer funds in the form of cash dividends, loans or advances to the parent company. Under Connecticut law, the approval of the primary regulator is required if the dividend declared by the bank in any year exceeds the net profits of that year combined with its retained net profits of the preceding two years.

In addition, the Company is subject to restrictions under the Federal Reserve Act. These restrictions limit the transfer of funds to the parent company, in the form of loans or extensions of credit, investments and purchases of assets. Such transfers are limited in amount to 10% of the bank's capital and surplus. These transfers are also subject to various collateral requirements.


13. Related Party Transactions

Certain directors and executive officers, including their immediate families and companies in which they are principals, are loan customers of the Bank. Loans to these persons aggregated approximately $5,119,000 and $5,540,000 at December 31, 1998 and 1997, respectively. During 1998 new loans to related parties aggregated $11,976,000 and loan payments aggregated $12,397,000. The maximum amount of such loans outstanding during 1998 and 1997 was $11,179,000 and $11,167,000, respectively.

Two directors and four stockholders of the Company are partners in a joint venture which was leasing certain real estate to the Bank. The terms of such lease which expired in 1998, are described further in Note 14.


14. Commitments and Contingent Liabilities

In July 1985, the Bank entered into a five-year noncancelable, branch office lease arrangement. The lease contains a provision which allows for an annual adjustment to the minimum payment to reflect changes in the Consumer Price Index and a provision for two five-year renewal options, which have been exercised.

In March 1993, the Bank entered into a five-year noncancelable, office lease arrangement with related parties (see Note 13). Minimum payments under this operating lease started at $82,400 a year. The lease contains a provision which allows for a five percent annual increase and provides for two five-year renewal options. This lease expired and was not renewed during the fourth quarter of 1998.

The Bank is leasing space for its Shelter Rock Road, Danbury office under a lease agreement that extends through October 31, 2001. Minimum payments under this lease started at $39,360 per year.

In April 1997, the Bank entered into a ten-year noncancelable, branch office lease arrangement. The lease contains a provision which allows for an annual increase and provides for a five-year renewal option.

Total rent expense for 1998, 1997 and 1996 was $519,000,  $434,000 and $255,000,
respectively, which amounts are net of $55,000, $36,000 and $0 of sublease income in 1998, 1997 and 1996.Future minimum lease payments at December 31, 1998 are as follows:

Year Ending December 31,                            Amount
                                                (In thousands)
================================================================================
                1999                             $     408
                2000                                   417
                2001                                   353
                2002                                   335
                2003                                   347
             Thereafter                              1,252
--------------------------------------------------------------------------------
                Total                            $   3,112
================================================================================


15. Estimated Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the estimated fair values of certain financial instruments. Estimated fair values are as of December 31, 1998 and 1997 and have been determined using available market information and various valuation estimation methodologies. Considerable judgment is required to interpret the effects on fair value of such items as future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company would realize in a current market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the determination of the estimated fair values.

notes to consolidated financial statements (continued)
================================================================================


                                                   As of December 31,
                                              1998                 1997
                                                 Estimated             Estimated
                                     Carrying     Fair      Carrying      Fair
                                      Amount      Value      Amount       Value
================================================================================
Assets:                                             (In thousands)
Cash and cash equivalents           $ 31,242    $ 31,242    $ 11,153    $ 11,153
Securities                            47,563      48,048      54,591      54,763
Loans                                149,386     150,315     147,659     148,445
Loans held for sale                    1,874       1,902       1,686       1,706
Accrued income receivable              1,649       1,649       1,881       1,881

Liabilities:
Deposits without stated maturities   139,558     139,558     122,341     122,341
Time deposits                         77,619      77,881      81,467      81,646
Accrued interest payable               1,302       1,302       1,610       1,610


The fair value estimates presented above are based on pertinent information available to management as of December 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since December 31, 1998 and, therefore, current estimates of fair value may differ significantly from the amounts presented above.

Fair value methods and assumptions are as follows:

Cash and Cash Equivalents, Accrued Income Receivable and Accrued Interest Payable -- The carrying amount is a reasonable estimate of fair value.

Securities -- The fair value of securities was estimated based on quoted market prices or dealer quotes, if available. If a quote is not available, fair value is estimated using quoted market prices for similar securities.

Loans -- The fair value of fixed rate loans has been estimated by discounting projected cash flows using current rates for similar loans. For loans which reprice to market rates or mature within a one year time frame, the carrying amount is a reasonable estimate of fair value. The value of impaired loans of approximately $1,275,000 and $1,427,000 at December 31, 1998 and 1997,
respectivly,are estimated to have a fair value of approximately $1,096,000 and $1,254,000. This estimate is net of other specific and general allowances and is very subjective and may not be indicative of what would be realized in a liquidation situation.

Deposits Without Stated Maturities -- Under the provisions of SFAS No. 107, the estimated fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings accounts, NOW accounts, money market and checking accounts, is equal to the amount payable on demand.

Time Deposits -- The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Off Balance Sheet Risk -- As described in Note 4, the Company was a party to financial instruments with off-balance sheet risk at December 31, 1998. Such financial instruments consist of commitments to extend permanent financing and letters of credit. If the options are exercised by the prospective borrowers, these financial instruments will become interest-bearing assets of the Company. If the options expire, the Company retains any fees paid by the counterparty in order to obtain the commitment or guarantee. The fair value of commitments is estimated based upon fees currently charged to enter into similiar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate commitments, the fair value estimation takes into consideration an interest rate risk factor. The fair value of guarantees and letters of credit is based on fees currently charged for similiar agreements. The fair value of these off-balance sheet items at December 31, 1998 and 1997, respectively, approximates the recorded amounts of the related fees, which are not material. The Company has not engaged in hedge transactions such as interest rate futures contracts or interest rate swaps.

notes to consolidated financial statements (continued)
================================================================================


16. Pending Acquisition

On November 11, 1998, the Company and Webster Financial Corporation ("Webster") announced that they had reached a definitive agreement, whereby Webster would acquire the Company, for the equivalent of $23.50 per share in a tax-free, stock-for-stock exchange valued at approximately $46.4 million, with stockholders permitted to elect to receive cash-in-lieu of Webster stock for up to 20% of the Company's shares.

The definitive agreement, which has been approved by both companies' boards of directors, is subject to approval by the Company's stockholders and regulatory authorities. The transaction is expected to close in the second quarter of 1999.




Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The following table sets forth, with respect to each director, his or her name, age, principal occupation and other business affiliations, the date each became a director of the Corporation and VBT, the office with the Corporation and VBT, if any, of each director. Each director has furnished the information set forth below, with respect to his or her age, other business affiliates, direct or indirect beneficial ownership of the common stock of the Corporation and principal occupation.

                      INFORMATION AS TO DIRECTORS IN OFFICE

                                          VBT           Bancorp
                                       Director        Director          Term
         Name                Age         Since           Since          Expires

ENRICO J. ADDESSI            69          1982            1975            1999
JOSE P. BOA                  45          1994            1995            2000
RICHARD O. CAREY             67          1982            1974            2001
JEANNE M. COOK               69          1989            1989            1999
NICHOLAS R. DINAPOLI         70          1982            1974            2001
EDWARD J. HANNAFIN           63          1982            1974            1999
CARL LECHER                  63          1984            1984            2001
JOSEPH L. KNAPP              69          1982            1974            1999
ROBERT V. MACKLIN            51          1990            1990            2000
ANTONIO M. RESENDES          47          1994            1995            2000
THOMAS F. REYNOLDS           50          1993            1993            1999
ROBERT SCALA                 63          1982            1974            2001
JAMES R. UMBARGER, JR.       48          1997            1996            2000

                               BUSINESS EXPERIENCE

     ENRICO J. ADDESSI: Age 69. Mr. Addessi has been a Director of Bancorp since 1982 and of VBT since 1975. His present term expires in 1999. Mr. Addessi is Secretary of the Board of Directors of Bancorp and VBT. He is the President of Addessi Jewelers of Ridgefield, Inc. located in Ridgefield, Connecticut.

     JOSE P. BOA: Age 45. Mr. Boa was appointed a Director of Bancorp in 1994 and a Director of VBT in 1995. His present term expires in 2000. Mr. Boa served as a Director, Chairman and Vice Chairman of the Board of Directors of Liberty National Bank ("LNB"), which subsequently was acquired and merged into VBT, from 1989 to 1995. Mr. Boa is President and owner of Diversified Maintenance Corporation of Danbury, Connecticut.

     RICHARD O. CAREY: Age 67. Mr. Carey has been a Director of Bancorp since 1982 and of VBT since 1974. His present term of office expires in 2001. Mr. Carey is owner of The Connecticut Land Company, a real estate brokerage company, and is a licensed real estate broker, located in Washington, Connecticut.

     JEANNE M. COOK: Age 69. Mrs. Cook has been a Director of Bancorp and VBT since 1989. Her present term of office expires in 1999. Mrs. Cook is a travel industry consultant and was the owner of Jeanne Cook Travel Service, a travel agency in Ridgefield, Connecticut.

     NICHOLAS R. DINAPOLI: Age 70. Mr. DiNapoli has been a Director of Bancorp since 1982 and VBT since 1974. He has been Vice Chairman of the Board of Directors of Bancorp and VBT since 1988. His term of office expires in 2001. He is President of DiNapoli Development Co., Inc., a building contracting and real estate development firm having an office in Ridgefield, Connecticut.

     EDWARD J. HANNAFIN: Age 63. Mr. Hannafin has been a Director of Bancorp since 1982 and VBT since 1974. He has been Chairman of the Board of Directors of Bancorp and VBT since 1988. His term of office expires in 1999. He was a Director of LNB from 1994 to 1995. He was formerly Vice Chairman of the Board of Directors of Bancorp and VBT from 1982 to 1988. He is an attorney at law and a principal of the Law Firm of Collins, Hannafin, Garamelia, Jaber & Tuozzolo, P.C. of Danbury, Connecticut.

     JOSEPH L. KNAPP: Age 69. Mr. Knapp has been a member of the Board of Directors of Bancorp since 1982 and of VBT since 1974. His present term of office expires in 1999. Mr. Knapp is an officer of Knapp Brothers, Inc., arborist, having an office in Ridgefield, Connecticut.

     CARL LECHER: Age 63. Mr. Lecher has been a Director of Bancorp and VBT since 1984. His present term of office expires in 2001. He is President of Carl Lecher, Incorporated, a real estate contracting and development firm, having an office in Ridgefield, Connecticut.

     ROBERT V. MACKLIN: Age 51. Mr. Macklin has been a Director, President and Chief Executive Officer of Bancorp and VBT since 1990. His present term as a Director expires in 2000. He was formerly Executive Vice President of Bancorp (1984 to 1990) and VBT (1979 to 1990). He was a Director of LNB from 1994 to 1995.

     ANTONIO M. RESENDES: Age 46. Mr. Resendes was appointed a Director of Bancorp in 1994. He was appointed a Director of VBT in 1995. Mr. Resendes served as a Director and Chairman of the Board of Directors of LNB from 1989 to 1995. His present term expires in 2000. Mr. Resendes has been a Department Head of Henry Abbott Technical School in Danbury, Connecticut, since 1987. He was a Vice President of DaSilva Fuel Company, Inc. of Danbury, Connecticut from 1979 to 1987.

     THOMAS F. REYNOLDS: Age 49. Mr. Reynolds has been a Director of Bancorp and VBT since 1993. His present term expires in 1999. He is a certified public accountant, who is a partner in the accounting firm of Reynolds & Rowella, CPA, having its principal office in Ridgefield, Connecticut.

     ROBERT SCALA: Age 63. Mr. Scala has been a Director of Bancorp since 1982 and of VBT since 1974. He is Assistant Secretary of Bancorp and VBT. His present term expires in 2001. He is retired. He was formerly Vice President of the Elms Inn, Inc., a restaurant and hotel company, with a place of business in Ridgefield, Connecticut.

     JAMES R. UMBARGER, JR.: Age 47. Mr. Umbarger has been the Executive Vice President of Bancorp since 1994, VBT since 1995, a Director of VBT since 1996 and a Director of Bancorp since 1997. His present term expires in 2000. Prior to that he was the Senior Vice President and Treasurer of Bancorp and VBT. He was President, Chief Executive Officer and a Director of Liberty National Bank in 1995.

     There is no arrangement or understanding between the directors and other person or persons; except the Directors and Officers acting solely in that capacity. There is no family relationship between any Director, Executive Officer of either Bancorp or VBT.

                               EXECUTIVE OFFICERS

The Executive Officers of Bancorp and VBT are listed below, together with their age, position and office, principal occupation and their term and period during which they have served as such:

                          Position, Office &                       Term and
Name and Age              Principal Occupation                     Period

ROBERT V. MACKLIN
Age 51                    President, Chief Executive               1990 to date
                          Officer, and Director of
                          Bancorp  and  VBT;  formerly
                          Executive  Vice President of
                          Bancorp    and   VBT    (VBT
                          1979-1990;  Bancorp  1984 to
                          1990).

JAMES R. UMBARGER, JR.    Executive Vice-President                 1990 to date
Age 48                    of Bancorp and VBT,
                          Director  of  VBT  (1996  to
                          date);  Director  of Bancorp
                          (1997 to date), President of
                          LNB   (1995);    Sr.   Vice-
                          President  and  Treasurer of
                          Bancorp  and  VBT  (1982  to
                          1990)     and      Executive
                          Vice-President  of VBT (1990
                          to 1995).

     The salaries of Bancorp officers are paid by VBT.

     There are no arrangements or understandings between the Officers and any other persons pursuant to which he is to be selected as an officer. There is no family relationship between any Director, Executive Officer or person chosen to be a Director or Executive Officer. There are no employment contracts, compensation plans or arrangements with the Executive Officers other than their respective interests in the Corporations 401(k) Incentive Savings and Salary Reduction Plan, Stock Option Plan, insurance and an agreement regarding termination resulting from a change in control of Bancorp or VBT. (See Item 11.)


Item 11. Executive Compensation

                     REMUNERATION OF DIRECTORS AND OFFICERS

                             EXECUTIVE COMPENSATION

     There are no Directors or Executive Officers of VBT or Bancorp (other than the President, Robert V. Macklin and the Executive Vice President, James R. Umbarger, Jr.), who individually received a total annual salary and bonus remuneration from VBT or Bancorp in excess of $100,000 in 1998. There is no compensation paid by Bancorp to its Directors or Officers. All compensation to them is paid by VBT. See "Remuneration of Directors and Certain Business
Relationships." The following table sets forth the 1998 remuneration for VBT's highest paid Executive Officers and Directors as a group.


                                       VBT

Name of individual or          Capacities in             Cash Remuneration
number of persons in            which served
group

      (14)                  Director & Excutive             $  508,808
                            Officers as a group

      (26)                  Officers as a group             $1,608,934


     1. The term "Director" does not include salaried employees who do not receive fees as a Director. The term "Directors" does include the Chairman, Vice-Chairman and Secretary of the Board of Directors. The term "Executive Officers" and eligible "Officers" includes the President and Executive Vice-President.

     2. Officers of the Corporation receive life, health, hospitalization and medical insurance as part of a group plan, which does not discriminate in scope, term or operation in favor of officers or directors, and is generally available to all salaried employees. The personal benefits to any officer, which are not directly related to job performance or those provided to broad categories of employees and which do not discriminate in their favor, of Officers or Directors, do not exceed either $50,000 or 10% of their cash compensation as set forth in the Summary Compensation Table. Certain of the Executive Officers of the Corporation utilize Corporation automobiles in the ordinary course of its business. Any personal use of Corporate automobiles is minimal.

     3. Includes payments under Employee Incentive Thrift Plan. See "Incentive Savings and Salary Reduction Plan".

     4. Includes bonus payments. All the employees earned a bonus at year end in 1996, 1997 and 1998. The entire bonus amount was: 1996($60,090);
1997($64,461.00); 1998($63,992.00). Executive Officers did not participate in these bonuses.

                   INCENTIVE SAVINGS AND SALARY REDUCTION PLAN

     VBT has a 401(k) Incentive Savings and Salary Reduction Plan. The Plan is available to all eligible employees The Plan is designed to be a qualified pension plan under Section 401 and 501 of the Internal Revenue Code. The Plan provides for 50% matching contributions to be made by VBT if the employee voluntarily agrees to contribute to the Plan by a salary reduction election. An employee may contribute no more than the maximum IRS. index amount to the Plan; however the Company only matches contributions up to 6% of the employee's eligible salary. The entire amount of contributions made by the employee and VBT and credited to the account of the participating employee is fully vested within five (5) years. Withdrawals from the Plan are only allowed upon retirement, disability, separation from service, attainment of the age of 59 1/2 or in the event of financial hardship as defined by the Internal Revenue Service. The employee's election to participation is revocable. Directors are not eligible for participation in the Plan other than in their capacity as an employee. (The President, Robert V. Macklin, and Executive Vice-President, James R. Umbarger, Jr., who are also Directors, participate in the Plan as employees).

     The total amount contributed by VBT to the Plan in the past three (3) years is set forth in the following table.

                                      1996             1997             1998
Robert V. Macklin, President
and Chief Executive Officer
of Bancorp and VBT.                  $ 4,224          $ 4,410          $ 4,665

James R. Umbarger, Jr., Executive
Vice-President of Bancorp
and VBT.                             $ 3,782          $ 3,612          $ 4,073

Executive Officers as a Group        $ 8,006          $ 8,022          $ 8,738

Employees as a Group
(excluding executive officers)       $34,973          $39,977          $45,638



SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION

Name &                                                            Other
Principal                                                         Annual
Position               Year         Salary($)      Bonus($)    Compensation($)

Robert V Macklin
President & Chief      1998         164,950        27,000          9,000
Executive Officer:     1997         186,506        27,000          9,000
Director               1996         141,400        24,000          9,000

James R Umbarger
Executive Vice-        1998         127,520        18,000          4,000
President:             1997         121,291        18,000          4,000
Director               1996         116,502        16,000          4,000

LONG TERM COMPENSATION

                               AWARDS       AWARDS        PAYOUTS
Name &                         Restricted                               All
Principal                      Stock        Options/      TIP           Other
Position               Year    Awards($)    SARs($)       Payouts($)    Comp.($)

Robert V Macklin
President & Chief      1998    0            0                   0       4,665
Executive Officer:     1997    0            0                   0       4,410
Director               1996    0            20,000              0       4,224

James R Umbarger
Executive Vice-        1998    0            0                   0       4,073
President:             1997    0            0                   0       3,612
Director               1996    0            15,000              0       3,782

Notes:

     SALARY: The amounts shown for Mr. Macklin and Mr. Umbarger under all other compensation include amounts deferred under Section 401K of the Internal Revenue Code. See "Incentive Savings and Salary Reduction Plan". The amount shown for Mr. Macklin in 1997 includes $38,448 for his initiation, membership, and enrollment in a local country club to be used for business purposes.

     BONUS: Bonuses were paid to the Executive Officers as determined by The Board of Directors after consideration of financial performance, including cash flow, profitability, return on capital, growth, administration, compliance and regulatory reports of the Bank. See "Compensation Committee Report of Executive Compensation".

     OTHER ANNUAL COMPENSATION: Mr. Macklin and Mr. Umbarger utilize Corporation automobiles in the ordinary course of business. Any personal use is minimal. They receive life, health, hospitalization and medical insurance as part of a group plan; which does not discriminate in scope, term or operation in favor of officers and is generally available to all salaried employees. These perquisites and other benefits do not exceed the lesser of $50,000 or 10% of their respective total annual salary and bonuses. The amounts shown are deferred income. See "Directors and Officers Deferred Income Plan".

     OPTIONS/SARs: In 1993 and 1996 Stock Options were granted.

     ALL OTHER COMPENSATION: Mr. Macklin and Mr. Umbarger received employer contributions under its 401K Plan. See "Incentive Savings and Salary Reduction Plan".


                                     OPTIONS

There were no options granted to executive officers in 1998.

     The  following  table  sets  forth  information  with  respect to the named
Executive Officers concerning the exercise of options during 1998 and the unexercised options held as of December 31, 1998.

                  Aggregated Option/SAR Exercises in Last Year
                     and Fiscal Year-End Option/SAR Values.

                                                                                    Number                   Value of
                                                                                  Unexercised               Unexercised
                                                                                 Options/SAR's             Options/SAR/s
                                     Shares                                      At FY-End (#)              FY-End ($)
                                   Acquired On               Value               Exercisable/              Exercisable/
                                   Exercise($)            Realized($)            Unexercisable             Unexercisable

Robert V Macklin                     9,800                 151,900                  20,000/0                  270,000/0

James R Umbarger                     7,800                 109,200                  15,000/0                  202,500/0

The options were granted under the "Stock Option Reserve Plan".

     1. The President of VBT, Robert V. Macklin, was granted an option in 1993 to purchase 9,800 shares of common stock of Bancorp at a price of $5.50 per share to be exercised on or before October 14, 1998. In 1996 he was granted an option to purchase 20,000 shares of common stock at $9.50 per share to be exercised on or before April 8, 2001 under the 1996 Stock Option Plan for Key Employees. See footnotes 3, 4, and 5.

     2. The Executive Vice-President of VBT, James R. Umbarger, Jr. was granted an option in 1993 to purchase 7,800 shares of common stock of Bancorp, at a price of $5.50 per share to be exercised on or before October 14, 1998. In 1996 he was granted an option to purchase l5,000 shares of common stock under the 1996 Stock Option Plan for Key Employees at $9.50 per share to be exercised on or before April 8, 2001. See footnotes 3, 4, and 5.

     3. In 1993, Bancorp granted options to purchase 32,600 shares of its common stock to sixteen (16) of VBT's officers. The officers and the number shares granted to them varied from 200 shares to 9,800 shares, including Robert V. Macklin (9,800 shares) and James R. Umbarger, Jr. (7,800 shares). The purchase price is $5.50 per share and is subject to adjustment for stock dividends, stock splits and issuance of additional shares. The expiration date is October 14, 1998; but sooner expire upon the expiration of fourteen (14) days from the date on which the respective officers employment is terminated or three (3) calendar months from date of death during employment to be exercised by personal representatives. These options are granted by the Board of Directors under the Stock Option Reserve Plan.

     4. In 1996, Bancorp granted options to purchase 78,400 shares of its common stock to Key Employees under the 1996 Stock Option Plan for Key Employees. The Officers and number of shares granted to them varied from 200 to 20,000 shares including Robert V. Macklin (20,000 shares) and James R. Umbarger (15,000 shares).

     5. In 1997, Bancorp granted options to purchase 23,800 shares of its common stock to Key Employees under the 1996 Stock Option Plan for Key Employees. The Officers and number of shares granted to them varied from 200 to 6,000 shares.

     6. In 1998, Bancorp granted options to purchase 6,000 shares of its common stock to Key Employees under the 1996 Stock Option Plan for Key Employees. The Officers and number of shares granted to them varied from 1,000 to 2,000 shares.

     7. The market value of the October 14, 1993 grants were the last known sales price of Bancorp as represented by NASDAQ, and the market value of grant made under the 1996 Stock Option Plan was the last known sales price of Bancorp as represented by NASDAQ. The number of shares were increased by the two (2) for one (1) stock dividend in November, 1997.


                            REMUNERATION OF DIRECTORS
                       AND CERTAIN BUSINESS RELATIONSHIPS

     Members of the Board of Directors of Bancorp, who are not employees, do not receive any remuneration except for attendance at meetings. In 1998, members of the Board of Directors of Bancorp and VBT received the sum of $550 each for attendance at the joint meetings of the Board of Directors and $150 each for attendance at committee meetings of the Board of Directors. In 1999, members of the Board of Directors of Bancorp and VBT will receive the same compensation each for attendance at the joint meeting of the Board of Directors of Bancorp and VBT and for attendance at committee meetings of the Board of Directors. In 1998, each member of the Board of Directors received a bonus of $1,000.00. The Chairman of the Board of Directors receives additional compensation of $10,000 per annum for his additional work and services provided to the Corporation during the course of the year and will receive the same additional compensation for the additional work and services in 1999. Mr. Macklin and Mr. Umbarger do not receive remuneration as members of the Board of Directors for attendance at Director and Committee meetings.

     Edward J. Hannafin, who is Chairman of the Board of Directors of VBT and Bancorp, is a principal in the Law Firm of Collins, Hannafin, Garamella, Jaber & Tuozzolo, P. C., which is counsel to the Corporation and VBT. The Law Firm received a total remuneration for ordinary and extraordinary fees to the Corporation and VBT in 1996 of $53,816.00, in 1997 of $40,452.00 and in 1998 of
$41,234.00. The Law Finn has been retained as counsel to Bancorp and VBT for services to be rendered in the ordinary course of business in 1999 for the sum of $600 per month (an annual aggregate amount of $7,200).

     Mr. Nicholas R. DiNapoll and Mr. Carl Lecher are partners in Skylands Associates, a Connecticut partnership, which leases real estate to VBT at 96 Danbury Road, Ridgefield, Connecticut. The premises contain approximately 7000 sq. ft. of office space with parking. VBT paid $114,251.00 to Skylands in 1996, $111,499.00 in 1997 and $82,122.00 in 1998. The lease expired in 1998 and was not renewed.

     Jose P. Boa is President and Owner of Diversified Maintenance Corporation of Danbury, Connecticut, which provides cleaning and janitorial services to VBT and received fees of $40,035.00 in 1996, $46,537.00 in 1997 and $60,458.00 in
1998. Diversified Maintenance Corporation is providing cleaning and janitorial services in 1999 to VBT.

     Carl Lecher provided construction supervision for VBT's new office building in Danbury, Connecticut, and received $22,500.00 in compensation in 1996, and $24,000.00 in 1997 for this service.

     Other Directors have minimal or no business contact with the Corporations.

              DIRECTORS AND EXECUTIVE OFFICERS DEFERRED INCOME PLAN

     In 1986, the Corporation adopted a voluntary deferred income plan for Directors which permits Directors to defer receipt of a part of their director's fees. There are presently eleven (11) Directors eligible for the plan. Robert V. Macklin and James R. Umbarger, Jr., are not eligible for the Directors Deferred Income Plan as Mr. Macklin is the President and Chief Executive Officer of the Corporation and Mr. Umbarger is Executive Vice President of the Corporation and are members of active management. Five (5) Directors have elected to participate in the plan.

     The Corporation has adopted a deferred income plan for Robert V. Macklin and James R. Umbarger, Jr., (Executive Officer). Under this program, the participants elect to defer a portion of their salary. The amount deferred is used by VBT to purchase life insurance on the lives of the participants. The life insurance proceeds will be used to reimburse VBT for the benefit payments made under the program. The amounts referred were: Robert V. Macklin - 1998 $9,000, 1997 $9,000, 1996 $9,000; James R. Umbarger - 1998 $4,000, 1997 $4,000,
1996 $4,000.

     Under the programs, a Director or Officer may elect to have all or a portion of their director's fees or officer salary deferred. These deferred awards are paid out ill one hundred twenty (120) monthly installments at the age selected by the participant. The amount of the benefit varies with the amount deferred, the participant's age at time of commencement and time of termination, and the circumstances of the termination. The program also includes special provisions for payment to the beneficiary of the participant who dies while participating in the Plan. The right to the amount deferred vests immediately on payment. The right to additional sums will vary and vest at different times in accordance with the amount deferred, age of participant and length of participation.

     The amount deferred is used by VBT to purchase life insurance on the lives of the deferring participants. The proceeds from the insurance will he used to reimburse VBT for the benefit payments made under the program. The insurance is designed so that if the assumptions made as to mortality experience, policy dividends, and other factors are realized, the proceeds paid VBT will be at least equal to all the premium payments.


                  TERMINATION OF EMPLOYMENT: CHANGE IN CONTROL

     In 1993, the Board of Directors of VBT entered into an agreement with Robert V. Macklin, its President and Chief Executive Officer, and James R. Umbarger, Jr., its Executive Vice-President (both individually referred to as "Executives"), which provides for compensation in the event their employment is terminated or resigns for any reason, or dies or is disabled after a change in control of VBT or Bancorp. This Agreement was amended in 1996 and in 1997. The agreements provide for a salary continuation in the amount equal to a multiple of 2.99 times their average annual salary for the previous five (5) calendar years for a period of two (2) years in the event of termination within one (1) year of the change in control or in the amount equal to a multiple of 1.99 times their average annual salary for the previous five (5) calendar years for a period of one (1) year in the event of termination within the second (2nd) year after change in control. The agreement also provides for salary continuation in the event of salary reduction during the first two (2) years following a change in control. These payments may be terminated in the event the Executives' employment is terminated for cause. The agreement terminates

January 1, 2000. In 1996 The Board of Directors of VBT entered into a similar change of control agreement with Senior Vice-President George W. Hermann and Senior Vice-President Gerard Shpunt providing for one (1) year compensation if terminated within the first year and in 1997, the Board of Directors of VBT entered into a similar agreement with its Senior Vice-President Kenneth M. Griffin.

     In 1996,  The Board of  Directors  adopted a change  of  control  Severance
Policy for directors and employees of VBT and Bancorp in the event their employment is terminated after a change of control of Bancorp or VBT. The policy for Directors provides for a continuation of directors compensation equal to
2.99 times the annual compensation received by the respective director for the preceding two (2) years, based on a percentage determined by the number of years in service, payable monthly on the date directors are customarily compensated. The Compensation for employees shall equal three (3) weeks average salary and is prorated on a formula based on a percentage of the number of years of employment. The compensation for any employee or director shall at no times exceed 2.99 times their annualized compensation for the most recent five (5) year taxable years ending before the date on which the change in control or ownership occurs of control.

     The Officers Agreement defines a "change in control" as (a) a purchase, sale, or exchange, legally or equitably, of more than fifty (50%) percent of the outstanding shares of the Corporation, with a corresponding change of forty (40%) percent or more of the Directors of the Corporations Board of Directors in any one (1) year; (b) the appointment or election of fifty (50%) percent or more of new members to the Board of Directors of the Corporation in any one (1) year;
(c) the purchase, sale or exchange of thirty (30%) or more of the outstanding shares of the Corporation by one person, one entity, or related person and/or entities with a corresponding change of forty (40%) percent or more of the Directors of the Corporations Board of Directors, in any one (1) year period;
(d) an event under (a) or (c) above where the Executives employment is terminated other than for cause within two (2) years of the event or (e) a merger, consolidated of dissolution of the Corporation.

     All payments are paid as salary or compensation in the same increments and payment schedule as the Corporation pays its Directors management, or employers in the regular cause of business.

     Notwithstanding, the aggregate present value of all payments in the nature of compensation, such as cash advances, cash benefits, severance plan, etc. which are made or to be made to the individual, shall not exceed 2.99 times the average base amount If the aggregate present value of such payment exceed 2.99 times the individuals base amount, the aggregate present value of such amount shall be reduced to an amount equal to 2.99 times the individuals base amount. The purpose of the limitation is to prevent any part of the compensation from being treated as an "excess parachute payment" under the provisions of Section 280 of the Internal Revenue Code.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

           The Board of Directors acts as the Compensation Committee. All Directors had and have transactions with Bancorp as noted in "Transactions With Management". Edward J. Hannafin, Chairman of the Board of Directors, Nicholas R. DiNapoli, Vice-Chairman of the Board of Directors, and Jose P. Boa and Carl Lecher members of the Board of Directors, had certain business relations with Bancorp and VBT during 1998. See "Remuneration of Directors and Certain Business Relationships", "Transactions With Management", and "Compensation Committee Report of Executive Compensation".


COMPENSATION COMMITTEE REPORT OF EXECUTIVE COMPENSATION

     Neither Bancorp nor VBT has a compensation committee. This function is performed by their respective Boards of Directors. The Board of Directors sets the compensation for the members of the Board of Directors and the President/Chief Executive Officer and Executive Vice President. See "Compensation Committee Report of Executive Compensation".

     The Board of Directors acts as the Compensation Committee with respect to compensation for Robert V. Macklin, President and Chief Executive Officer and James R. Umbarger, Jr., Executive Vice President.

     Robert V. Macklin and James R. Umbarger, Jr., who are also members of the Board of Directors, do not participate as board members relative to discussion, determination, policies and review of executives and executive compensation. See "Compensation Committee Interlocks and Insider Participation."

     The Committee reviewed the Bank's earnings on assets, return on equity and growth, administration, compliance and regulatory reports of the corporations, development and maintenance of business and customers, the development and opening of offices in Westport and Danbury and the general economic industry conduct The Bank enjoyed an increase in profits. It is noted the increase is principally from earnings and not extraordinary profit basis. The public stock sale price has increased significantly. The Committee reviewed the institutions stockholder value, analyzation, the effort and analysis of sale or merger of the Bank, and the negotiations with Webster Bank.

     The profits of The Village Bank & Trust Company are estimated at approximately $2.0 million. This was after start-up cost for Westport, Danbury and the further development of the Trust Department. While peer banks in Western Conecticut have similiar or better performance on the average, the solid performance has permitted the Board of Directors to continue to pay dividends while the Bank grew.

     The Committee reviewed known compensation packages of executives at peer banking institutions located in Western and Southwestern Connecticut. This is a self selected group of comparable size and banking business. The salaries provided to Bancorp and VBT executives are targeted at a competitive median range of these peer groups.

     In addition, the Board considered the overall performance of VBT and Bancorp for the past three (3) years, the continued profitability of Bancorp, the earnings per share, the continued executive efforts to improve the Bank and the corresponding results, the competitive environment, earnings on assets, return on equity, growth, administration, compliance and regulatory reports, the initiation of a new development team, development of business, customers, the the Trust Department and the expansion of the Bank with related costs. The criteria are typically subjective and not specifically specified, however, certain performance measures are available.

     The Board determined the executive compensation paid in 1998 to be fair and reasonable. It believes the issuance of stock options are an incentive to a continuing profitability and a vehicle for retention of qualified personnel. An Employee Stock Option Plan was adopted in 1996.

     The Board of Directors acting as the Compensation Committee were:

  Enrico J Addessi             Nicholas R DiNapoli           Antonio Resendes
     Jose P Boa                 Edward J Hannafin            Thomas F Reynolds
   Richard O Carey               Joseph L Knapp                Robert Scala
    Jeanne M Cook                  Carl Lecher

                          TRANSACTIONS WITH MANAGEMENT

     Bancorp and VBT have had no transactions and have no proposed transactions with their Directors, Officers, any of their relatives, or firm, corporation or other entity, in which they may have an interest, directly or indirectly; except as noted below.

     All Directors and Officers of Bancorp and VBT are depositors of VBT and several have had credit extended to them in varying degrees in the ordinary course of business.

     VBT has had and expects to have in the future, banking transactions in the ordinary course of business, with its and Bancorp's Directors, Advisory Directors, Officers, principal stockholders, their immediate families, corporations, organizations, and associates, on substantially the same terms, including interest rates, collateral and repayment terms as those prevailing at the same time for comparable transactions with others, which do not involve more than normal risk ofcollectability or present unfavorable features.

     See "Remuneration of Directors and Certain Business Relationships" for further transactions with Directors.

COMPARISON OF TOTAL STOCKHOLDER RETURN

Set forth below is a line graph comparing the five year cumulative total return of the Company's common stock with that of the SNL Securities Corporation Performance New England Bank Index Value and the NASDAQ Stock Market (U.S.) Total Return Index. The graph compares the value of $100 invested on December 31, 1993 in the Company's stock with that of the two indexes. The SNL New England Bank Index was chosen as it represents a broad market group in which the company participates, and the NASDAQ Stock Market (U.S.) Total Return Index was chosen as having a representative peer group of companies. The total return includes reinvestment of dividends.

--------------------------------------------------------------------------------
                             Village Bancorp, Inc.
                            Total Return Performance
--------------------------------------------------------------------------------

 [Line Graph Representing the Comparitive Performance of Village Bancorp, Inc.,
           NASDAQ and New England Bank Index Over a Five Year Period]


                                                      Period Ending
                              ----------------------------------------------------------
Index                         12/31/93  12/31/94  12/31/95  12/31/96  12/31/97  12/31/98
----------------------------------------------------------------------------------------
Village Bancorp, Inc.           100.00    114.71    187.11    226.28    398.55    484.93
NASDAQ - Total US               100.00     97.75    138.26    170.01    208.58    293.21
SNL New England Bank Index      100.00     96.10    157.58    214.87    342.02    374.29

Item 12.     Security Ownership of Certain Beneficial Owners and Management


                            COMMON STOCK OUTSTANDING

                                     BANCORP

As of March 15, 1999, there were outstanding and entitled to vote 1,951,534 shares of common stock of Bancorp which is its only class of stock. To the best knowledge and belief of the Officers and Directors of Bancorp, no person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934 is beneficially owner of more than five (5%) percent of the outstanding voting securities of the Corporation; except as stated below in the following table. The following table represents the percent of class based on number of shares outstanding (1,951,534) and the number of shares subject to options within 60 days (87,500).

                                                 Amount & Nature
                     Name & Address of           of Beneficial
Title of Class       Beneficial Owner            Ownership          % of Class
--------------       ----------------            ---------          ----------

Common               Austin, Rosow and           189,450              9.88%
                     Rueckert (Group)            -------
                     167 Old Post Road           (A=94,800)
                     Southport, CT 06490         (B=94,650)


Common               John Sheldon Clark          100,110(3)           5.22%
                     6102 East Mockingbird       --------
                     #622                        (A=38,192)
                     Dallas, TX 75214            (B=14,000)
                                                 (C=47,918)

Common               Lewis J. Finch              140,411(3)           7.32%
                     520 Main Street             --------
                     Ridgefield, CT 06877        (A=86,476)
                                                 (B=53,935)

The members of the Board of Directors and Directors and Executive Officers of Bancorp as a group beneficially own securities of Bancorp as follows:

                                                 Amount & Nature
                     Name of                     of Beneficial
Title of Class       Beneficial Owner            Ownership 1,2      % of Class
--------------       ----------------            -------------      ----------

Common               Directors and Executive
                     Officers (as a group)       280,278              13.78%
                                                 -------
                                                 (A=114,238)
                                                 (B= 99,498)
                                                 (C=  6,184)
                                                 (D= 25,358)
                                                 (E= 35,000)

Common               Enrico J Addessi            33,064(3)            1.63%
                     (Director and               -------
                     Secretary)                  (A=29,640)
                                                 (D= 3,424)

Common               Jose P Boa                  25,776               1.27%
                     (Director)                  ------
                                                 (A=24,630)
                                                 (B=   918)
                                                 (C=   228)

Common               Richard O Carey             37,186               1.83%
                     (Director)                  ------
                                                 (A= 4,086)
                                                 (B=25,600)
                                                 (C= 1,200)
                                                 (D= 6,300)

Common               Jeanne M Cook               4,840                .24%
                     (Director)                  -----
                                                 (A=4,840)

Common               Nicholas R DiNapoli         49,282(3)            2.42%
                     (Director & Vice            -------
                     Chairman)                   (A=23,294)
                                                 (B=23,220)
                                                 (C= 2,768)

Common               Edward J Hannafin           31,310(3)            1.54%
                     (Director and               -------
                     Chairman)                   (A=13,074)
                                                 (B= 2,060)
                                                 (D=16,176)

Common               Joseph L Knapp              13,722               .67%
                     (Director)                  ------
                                                 (A=10,446)
                                                 (B= 1,800)
                                                 (C= 1,476)

Common               Carl Lecher                 9,560                .47%
                     (Director)                  -----
                                                 (A=2,722)
                                                 (B=6,838)

Common               Robert V Macklin            26,806(3)            1.32%
                     (Director & Chief           -------
                     Executive Officer)          (B= 6,806)
                                                 (E=20,000)

Common               Antonio Resendes            9,828                .48%
                     (Director)                  -----
                                                 (B=9,600)
                                                 (C=  228)

Common               Thomas F Reynolds           280                  .01%
                     (Director)                  ---
                                                 (B=280)

Common               Robert Scala                12,632(3)            .62%
                     (Director and               -------
                     Asst. Secretary)            (A=1,506)
                                                 (B=7,960)
                                                 (C=  284)
                                                 (D=2,882)

Common               James R Umbarger, Jr        25,992(3)            1.28%
                     (Director and               -------
                     Executive Officer)          (B=10,992)
                                                 (E=15,000)


(A)  equals number of shares with sole voting power.

(B)  equals number of shares with shared voting power.

(C)  equals number of shares with sole investment power.

(D)  equals number of shares with shared investment power.

(E) equals number of shares exercisable by option within sixty (60) days (See "Options").

     1. To the best knowledge and belief of management, there are no shares to which such persons have the right to acquire beneficial ownership within 60 days except the President, Robert V. Macklin (20,000); Executive Vice President, James R. Umbarger, Jr. (15,000) and other employee option shares aggregating 47,500. (See "Options")

     2. Includes option to purchase 82,500 shares within sixty (60) days. (see "Options").

     3. The following Directors, Executive Officers, and owners of more than 5% of voting securities have bought or sold Bancorp securities within the past two fiscal years. All voting securities reflect a two (2) for one (1) stock dividend issued in November, 1997.

     (a) Lewis J. Finch disposed 2,759 shares on December 15, 1997 which were in his name and his wife's name.

     (b) John Sheldon Clark filed a Schedule 13-D dated February 12, 1998 reporting 100,110 shares are beneficially owned. Mr. Clark reports 38,192 are personally owned, 47,918 shares are owned by the Trust under the Will of Charles
M. Clark, Jr., of which he is Trustee, and 14,000 shares are owned by his wife Marquerite J. Clark.

     (c) Enrico J. Addessi acquired 1,000 shares on February 27, 1997 and 80 shares on March 5, 1997 in his wife's name.

     (d) Nicholas R. DiNapoli acquired beneficial ownership of 200 shares in February, 1997, all by title in his name and his wife's.

     (e) Edward J. Hannafin had held 6,630 shares through a related party, Lloyd Cutsumpas, who as of January 1, 1998 is no longer a related party.

     (f) Robert V. Macklin acquired ownership of 9,800 shares in February 1998 through the exercise of a stock option grant and sold 3,000 shares on February 6, 1998 and sold 1,800 shares in April 1998, all by title in his name and his wife's name.

     (g) Robert Scala acquired ownership of 100 shares in December 10, 1997 in his name.

     (h) James R. Umbarger, Jr., acquired ownership of 7,800 shares in July 1998 through the exercise of a stock option grant.

     (i) Certain Directors and/or Officers have or may elect to participate in the Corporation's Dividend Reinvest Stock Purchases Plan ("DRIP"). This plan reinvests cash dividends in open market purchases of the Corporation's stock. American Stock Transfer and Trust, the transfer agent, administers the DRIP.


Item 13. Certain Relationships and Related Transactions

                          TRANSACTIONS WITH MANAGEMENT

     Bancorp and VBT have had no transactions and have no proposed transactions with their Directors, Officers, any of their relatives, or firm, corporation or other entity, in which they may have an interest, directly or indirectly; except as noted below.

     All Directors and Officers of Bancorp and VBT are depositors of VBT and several have had credit extended to them in varying degrees in the ordinary course of business.

     VBT has had and expects to have in the future, banking transactions in the ordinary course of business, with its and Bancorp's Directors, Advisory Directors, Officers, principal stockholders, their immediate families, corporations, organizations, and associates, on substantially the same terms, including interest rates, collateral and repayment terms as those prevailing at the same time for comparable transactions with others, which do not involve more than the normal risk of collectability or present unfavorable features.

     There are no arrangements or understandings between the Officers and any other persons pursuant to which he is to be selected as an officer. There is no family relationship between any Director, Executive Officer or person chosen to be a Director or Executive Officer. There are no employment contracts, compensation plans or arrangements with the Executive Officers other than their respective interests in the Corporations 401(k) Incentive Savings and Salary Reduction Plan, Stock Option Plan, insurance and an agreement regarding termination resulting from a change in control of Bancorp or VBT.

     See  Item  11  for  further   information   regarding   relationships   and
transactions.





                                     PART IV

Item 14. Exhibits, Financial Statements

             (a) (1) The following consolidated financial statements and the Independent Auditors' Report included in the Form 10-K of Village Bancorp, Inc. and Subsidiaries for the year ended December 31, 1998, are incorporated by reference in Item 8:

          Consolidated Balance Sheets - December 31, 1998 and 1997. Consolidated Statements of Income - Years Ended December
            31, 1998, 1997 and 1996.
          Consolidated Statements of Comprehensive Income -
            Years Ended December 31, 1998, 1997 and 1996
          Consolidated Statements of Changes in Stockholders' Equity -
            Years Ended December 31, 1998, 1997 and 1996.
          Consolidated Statements of Cash Flows -
            Years Ended December 31, 1998, 1997 and 1996.
          Notes to Consolidated Financial Statements.

     (a)(2)  Schedules  to the  Consolidated  Financial  Statements  required by
Article 9 of Regulation S-X are not presented because the information is included in the Consolidated Financial Statements or Notes thereto.

     (a)(3) Exhibits.

     The exhibits which are filed with this Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index on Page 6.

     (b) There were no reports on Form 8-K filed for the three months ended December 31, 1998.

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

Village Bancorp, Inc.

By              /s/ James R. Umbarger                       March 31, 1999
------------------------------------------------------------------------------
           James R. Umbarger - Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                                                                  DATE
                                                                  ----

           /s/ Edward J. Hannafin                           March 31, 1999
------------------------------------------------------------------------------
  Edward J. Hannafin - Chairman of the Board & Director

           /s/ Nicholas R. DiNapoli                         March 31, 1999
------------------------------------------------------------------------------
  Nicholas R. DiNapoli - Vice Chairman of the Board & Director

           /s/ Robert V. Macklin                            March 31, 1999
------------------------------------------------------------------------------
  Robert V. Macklin - President, Chief Executive Officer & Director

           /s/ Enrico J. Addessi                            March 31, 1999
------------------------------------------------------------------------------
  Enrico J. Addessi - Secretary of the Board & Director

           /s/ Robert Scala                                 March 31, 1999
------------------------------------------------------------------------------
  Robert Scala - Assistant Secretary of the Board & Director

           /s/ Jose P. Boa                                  March 31, 1999
------------------------------------------------------------------------------
  Jose P. Boa - Director

           /s/ Richard O. Carey                             March 31, 1999
------------------------------------------------------------------------------
  Richard O. Carey - Director

           /s/ Jeanne M. Cook                               March 31, 1999
------------------------------------------------------------------------------
  Jeanne M. Cook - Director

           /s/ Carl Lecher                                  March 31, 1999
------------------------------------------------------------------------------
  Carl Lecher - Director

           /s/ Joseph L. Knapp                              March 31, 1999
------------------------------------------------------------------------------
  Joseph L. Knapp - Director

           /s/ Antonio M. Resendes                          March 31, 1999
------------------------------------------------------------------------------
  Antonio M. Resendes - Director

           /s/ Thomas F. Reynolds                           March 31, 1999
------------------------------------------------------------------------------
  Thomas F. Reynolds - Director

           /s/ James R. Umbarger                            March 31, 1999
------------------------------------------------------------------------------
  James R. Umbarger - Executive Vice President & Director

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

21      Subsidiaries of the Registrant  Filed Herewith                   56