Form 10-Q
period 1999-03-31
VILLAGE BANCORP INC /CT/
filed 1999-05-17
CIK 715148

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                 YES   _X_                     NO  ____

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

            Class                                  Outstanding at April 30, 1999
--------------------------------------------------------------------------------
Common Stock, $3.33 Par Value                               1,973,034

                              VILLAGE BANCORP, INC.

                                TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------

PART I. FINANCIAL INFORMATION

     ITEM 1.  Financial Statements

       Condensed Consolidated Balance Sheets
         March 31, 1999 and December 31, 1998 (unaudited).....................1

       Condensed Consolidated Statements of Income For The
         Three Months Ended March 31, 1999 and 1998 (unaudited)...............2

       Condensed Consolidated Statements of Comprehensive Income For The
         Three Months Ended March 31, 1999 and 1998 (unaudited)...............3

       Condensed Consolidated Statements of Cash Flows For The
         Three Months Ended March 31, 1999 and 1998 (unaudited)...............4

       Notes to Condensed Consolidated Financial Statements (unaudited).......5


     ITEM 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.......................10



PART II. OTHER INFORMATION:

     ITEM 1.      Legal Proceedings...........................................14

     ITEM 2.      Changes in Securities.......................................14

     ITEM 3.      Defaults Upon Senior Securities.............................14

     ITEM 4.      Results of Votes of Security Holders........................14

     ITEM 5.      Other Information...........................................14

     ITEM 6.      (a)  Exhibits...............................................14

                  (b)  Reports on Form 8-K....................................14

SIGNATURES        ............................................................15

VILLAGE BANCORP, INC.
--------------------------------------------------------------------------------
PART I.  -  FINANCIAL INFORMATION


VILLAGE BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------


ASSETS                                                                     Mar. 31, 1999              Dec. 31, 1998
------                                                                     -------------              --------------
                                                                                          (in thousands)
Cash and due from banks                                                    $      16,357             $       13,092
Federal funds sold                                                                22,050                     18,150
---------------------------------------------------------------------------------------------------------------------
Total cash and cash equivalents                                                   38,407                     31,242

Securities:
   Available-for-sale (at fair value)                                             14,625                     12,726
   Held-to-maturity (fair value of $28,403 at
     March 31, 1999, and $34,421 at Dec. 31, 1998                                 28,020                     33,936

Federal Home Loan Bank stock, at cost                                                901                        901
Loans, net of deferred loan fees                                                 147,216                    149,386
Allowance for credit losses                                                       (1,153)                    (1,178)
---------------------------------------------------------------------------------------------------------------------
Loans, net                                                                       146,063                    148,208

Loans held for sale                                                                  718                      1,874
Bank premises and equipment - net                                                  5,132                      5,230
Accrued income and other assets                                                    3,269                      3,039
---------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                               $     237,135             $      237,156
=====================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Non-interest bearing                                                    $      23,120             $       22,162
   Interest bearing                                                              193,399                    195,015
---------------------------------------------------------------------------------------------------------------------
     Total deposits                                                              216,519                    217,177

Accrued interest payable                                                           1,117                      1,302
Other liabilities                                                                  1,336                      1,148
---------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                             218,972                    219,627

Stockholders' Equity:
   Common stock,  par value $3.33 per share;
     authorized - 10,000,000  shares, issued and
     outstanding, 1,959,034 at March 31, 1999
     and 1,946,534 at December 31, 1998                                            6,523                      6,482
   Additional paid-in capital                                                      5,088                      4,998
   Retained earnings                                                               6,546                      6,002
   Accumulated other comprehensive income                                              6                         47
---------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                     18,163                     17,529
---------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $     237,135             $      237,156
=====================================================================================================================


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VILLAGE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
--------------------------------------------------------------------------------

                                                  Three Months Ended March 31,
                                               (in thousands, except share data)
                                                      1999         1998
                                                     ------       ------
INTEREST INCOME:
   Loans, including fees                             $3,104       $3,184
   Securities:
     Taxable                                            472          551
     Tax-exempt                                         122          123
   Federal funds sold                                   156           69
--------------------------------------------------------------------------------
   Total interest income                              3,854        3,927

INTEREST EXPENSE                                      1,341        1,585
--------------------------------------------------------------------------------

NET INTEREST INCOME                                   2,513        2,342
PROVISION FOR LOAN LOSSES                                --           30
--------------------------------------------------------------------------------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                    2,513        2,312
--------------------------------------------------------------------------------

OTHER INCOME:
   Other operating income                               165          145
   Security gains, net                                 --             43
--------------------------------------------------------------------------------
   Total other income                                   165          188

OTHER EXPENSES:
   Salaries and employee benefits                       883        1,003
   Net occupancy                                        233          251
   Furniture and equipment                               92          100
   Data processing services                             177          195
   Regulatory assessments                                 6            6
   Printing, stationery and supplies                     15           65
   Other operating expenses                             291          336
--------------------------------------------------------------------------------
   Total other expenses                               1,697        1,956

INCOME BEFORE PROVISION FOR INCOME TAXES                981          544
PROVISION FOR INCOME TAXES                              262           62
--------------------------------------------------------------------------------
NET INCOME                                           $  719       $  482
================================================================================

PER SHARE DATA
Cash dividends paid                                  $  .09       $  .09
Net income - basic earnings                             .37          .25
Net income - diluted earnings                           .36          .24


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VILLAGE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - (UNAUDITED)
--------------------------------------------------------------------------------

                                                  Three Months Ended March 31,
                                                       (in thousands)
                                                     1999         1998
                                                    ------       ------
Net income                                           $719         $482

Other comprehensive income, net of tax:
Unrealized holding gains (losses)on securities
   available-for-sale arising during the period       (41)          14
--------------------------------------------------------------------------------

Reclassification adjustment, net of tax, for
   net gains realized on available-for-sale
   securities that were held at the beginning
   of the year                                        --          (26)
--------------------------------------------------------------------------------

Other comprehensive loss                             (41)         (12)
--------------------------------------------------------------------------------

Comprehensive income                                $678         $470
================================================================================



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VILLAGE BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
-------------------------------------------------------------------------------
                                                           Three Months Ended
                                                                March 31,
                                                              (in thousands)
                                                             1999        1998
                                                           --------    --------
OPERATING ACTIVITIES:
Net income                                                 $    719    $    482
Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
     Provision for loan losses                                   --          30
     Provision for depreciation and amortization                111         107
     Accretion of security discounts - net                      (88)        (95)
Security gains - net                                             --         (43)
Decrease in deferred loan fees                                   (5)        (23)
Decrease in accrued interest payable                           (185)       (233)
(Increase) decrease in accrued income and other assets         (155)        366
Increase (decrease) in other liabilities                        188        (595)
Origination of loans held for sale                           (5,730)     (3,192)
Proceeds from sales of loans                                  6,886       4,628
-------------------------------------------------------------------------------
Net cash provided by operating activities                     1,741       1,432

INVESTING ACTIVITIES:
Proceeds from sales of available-for-sale securities             --       1,279
Proceeds from maturities of available-for-sale securities     2,035       3,020
Proceeds from maturities of held-to-maturity securities       5,936       6,027
Purchases of available-for-sale securities                   (3,934)       (988)
Purchases of held-to-maturity securities                         --      (3,946)
Purchase of Federal Home Loan Bank stock                         --        (119)
Net decrease (increase) in loans, net                         2,102        (341)
Purchases of premises and equipment                             (13)       (174)
-------------------------------------------------------------------------------
Net cash provided by investing activities                     6,126       4,758

FINANCING ACTIVITIES:
Net decrease in time deposits                                (8,704)     (1,708)
Net increase in other deposits                                8,046       8,058
Cash dividends                                                 (175)       (172)
Net proceeds from issuance of common stock                      131          55
-------------------------------------------------------------------------------
Net cash (used in) provided by financing activities            (702)      6,233

INCREASE IN CASH AND CASH EQUIVALENTS                         7,165      12,423
-------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 31,242      11,153
-------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 38,407    $ 23,576
===============================================================================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest paid on deposits                               $  1,156    $  1,110
   Income tax payments                                           85          65
   Change in net unrealized gain on available-
     for-sale securities, net of tax                            (41)        (12)
   Transfer of loan to other real estate owned                   48          --


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VILLAGE BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
--------------------------------------------------------------------------------


NOTE A - BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary, consisting only of normal recurring accruals, to present fairly the financial position, the results of operations, cash flows and changes in financial position of Village Bancorp, Inc. (the "Company") for the periods presented. In preparing such financial statements, management is required to make estimates and assumptions that effect the reported amounts. Actual results could differ significantly from those estimates.

     The Company's consolidated financial statements include the accounts of Village Bancorp, Inc. and its wholly-owned subsidiary, The Village Bank & Trust Company ("Village"), and have been prepared in accordance with generally accepted accounting principles and conform with predominant practices used within the banking industry.

     Village is engaged in the business of commercial banking and operates six branch banking offices in Fairfield and Litchfield counties in Connecticut, and is principally engaged in lending and deposit gathering activities within these counties. Village also operates a trust department and offers trust services.

     While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's 1998 Annual Report on Form 10-K.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires, among other things, that all derivatives be recognized in the statement of condition, either as assets or liabilities, and be measured at their fair value and that changes in a derivative's fair value be recognized in current earnings unless specific hedge accounting criteria are met. For the Company, SFAS No. 133 will be effective January 1, 2000. The Company does not anticipate that adoption of this statement will have a material impact on its financial position or results of operations.

VILLAGE BANCORP, INC.

--------------------------------------------------------------------------------


NOTE B - SECURITIES

     The amortized cost, gross unrealized gains and losses and estimated fair values of securities were as follows (in thousands):

                                                                                 March 31, 1999
                                                                                 --------------

                                                                           Gross            Gross           Estimated
                                                       Amortized        Unrealized       Unrealized           Fair
                                                          Cost             Gains           Losses             Value
                                                     -------------     -------------    -------------     -------------
SECURITIES HELD-TO-MATURITY
U.S. Treasury Securities                             $      13,359     $          98    $         (12)    $      13,445
Mortgage-backed securities
   of U.S. Government agencies                               4,349                23               (1)            4,371
Obligations of states and
   political suddivisions                                   10,312               277               (2)           10,587
------------------------------------------------------------------------------------------------------------------------
TOTAL                                                $      28,020     $         398    $         (15)    $      28,403
========================================================================================================================


SECURITIES AVAILABLE-FOR-SALE
U.S. Treasury securities                             $      14,448     $          40    $         (31)    $      14,457
Mortgage-backed securities
   of U.S. Government agencies                                 153                 1                -               154
Other                                                           14                 -                -                14
------------------------------------------------------------------------------------------------------------------------
TOTAL                                                $      14,615     $          41    $         (31)    $      14,625
========================================================================================================================

                                                                               December 31, 1998
                                                                               -----------------

                                                                           Gross            Gross           Estimated
                                                       Amortized        Unrealized       Unrealized           Fair
                                                          Cost             Gains           Losses             Value
                                                     -------------     -------------    -------------     -------------
SECURITIES HELD-TO-MATURITY
U.S. Treasury Securities                             $      18,801     $         183    $          (4)    $      18,980
Mortgage-backed securities
   of U.S. Government agencies                               4,377                35               (3)            4,409
Obligations of states and
   political suddivisions                                   10,758               275               (1)           11,032
------------------------------------------------------------------------------------------------------------------------
TOTAL                                                $      33,936     $         493    $          (8)    $      34,421
========================================================================================================================


SECURITIES AVAILABLE-FOR-SALE
U.S. Treasury securities                             $      12,446     $          98    $         (22)    $      12,522
Mortgage-backed securities
   of U.S. Government agencies                                 186                 2                -               188
Other                                                           16                 -                -                16
------------------------------------------------------------------------------------------------------------------------
TOTAL                                                $      12,648     $         100    $         (22)    $      12,726
========================================================================================================================

VILLAGE BANCORP, INC.

--------------------------------------------------------------------------------

     At March 31, 1999 and December 31, 1998, securities with a book value of $1,127,000 and $1,129,000, respectively, were pledged to secure public deposits and for other purposes as required by law and banking regulation.



NOTE C - LOANS

   The composition of the loan portfolio is summarized as follows:

                                        March 31, 1999                      Dec. 31, 1998
                                       ----------------                    ----------------
                                                          (in thousands)
Real estate                             $     120,373                      $      121,814
Commercial and financial                       20,736                             19,312
Installment and consumer credit                 6,231                              8,389
Deferred loan fees                               (124)                              (129)
-------------------------------------------------------------------------------------------
TOTAL                                   $     147,216                      $     149,386
===========================================================================================

The recorded investment in loans considered to be impaired at March 31, 1999 and December 31, 1998 was $1,615,000 and $1,275,000, respectively. Specific valuation allowances for these loans were $263,000 and $179,000 at March 31, 1999 and December 31, 1998, respectively. Generally the fair value of impaired loans was determined using the fair value of the underlying collateral.


NOTE D - COMMITMENTS

     On March 31, 1999, standby letters of credit approximated $1,992,000.

NOTE E - STOCKHOLDERS' EQUITY

     A $.09 per share cash dividend was distributed February 5, 1999 to stockholders of record on January 29, 1999.

     A $.09 per share cash dividend was distributed February 6, 1998 to stockholders of record on January 30, 1998.

     Stock options exercised during the three month period ended March 31, 1999, totaled 12,500 shares at prices ranging from $9.50 to $13.50. There were no stock options granted during this three month period.

VILLAGE BANCORP, INC.

--------------------------------------------------------------------------------

NOTE F - EARNINGS PER SHARE

     SFAS No. 128, "Earnings Per Share", requires that "Basic EPS" exclude dilution and be computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for that period; "Diluted EPS" reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. A summary of the basic and diluted earnings per share calculations for March 31, 1999 and 1998 are as follows:

                                                     Income           Shares        Per Share
                                                     ------           ------        ---------
   1999
Basic EPS                                           $719,000         1,949,684        $.37

Effect of Dilutive Securities - Stock Options                           46,035

Diluted EPS                                         $719,000         1,995,719        $.36

   1998
Basic EPS                                           $482,000         1,915,027        $.25

Effect of Dilutive Securities - Stock Options                           60,785

Diluted EPS                                         $482,000         1,975,812        $.24

NOTE G - REPORTING COMPREHENSIVE INCOME

     SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements, requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as are the financial statements. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners."

NOTE H - PENDING ACQUISITION

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

VILLAGE BANCORP, INC.

--------------------------------------------------------------------------------

     The definitive agreement, has been approved by the boards of directors of both companies, the Company's stockholders at a special meeting held May 4, 1999, and all of the appropriate regulatory authorities. The transaction is expected to close on May 19, 1999.

     Due to directors and management's contracts that include, among other things, change of control clauses, it is expected that such directors and members of Village management would in the aggregrate, be paid $1,364,000 upon consummation of the merger and that those members of management receiving payments would no longer be employed by Village.

VILLAGE BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL

     Village Bancorp, Inc. (the "Company") through its only subsidiary, The Village Bank & Trust Company ("Village" or the "Bank") had total assets of $237,135,000 on March 31, 1999 in comparison to total assets of $237,156,000 on December 31, 1998, a decrease of $21,000.

     For the three month periods ended March 31, 1999 and 1998, the Company's net income increased from $482,000 for the 1998 period to $719,000 for the 1999 period. Net interest income increased $171,000 (7.3%) from $2,342,000 for the 1998 period to $2,513,000 for the 1999 period.

ASSETS AND RELATED INCOME ANANLYSIS

     Loans outstanding on March 31, 1999 totaled $147,216,000, which is a decrease of $2,170,000 (1.5%) from the $149,386,000 outstanding at December 31, 1998. Loan income decreased $80,000 (2.5%) from $3,184,000 for the 1998 period to $3,104,000 for the 1999 period. This decrease is due to a decrease in the average rate earned from 8.58% for the 1998 period to 8.30% for the 1999 period, offset by a slight increase in average outstanding loans, from $148,455,000 in the 1998 period to $149,678,000 for the 1999 period.

     Securities, which consists of securities held-to-maturity and securities available-for-sale, decreased $4,017,000 (8.6%) from $46,662,000 at December 31, 1998 to $42,645,000 at March 31, 1999. Security income decreased $80,000 (11.9%)
from $674,000 in the period ending March 31, 1998 to $594,000 for the 1999 period. This decrease was due to a decrease in the average dollar amount of securities held, from $48,738,000 for the 1998 period to $46,330,000 in the 1999 period, coupled with a decrease in the average rate earned from 5.53% in the 1998 period to 5.13% in the 1999 period. The Bank has the positive intent and ability to hold securities designated as held-to-maturity until maturity and does not engage in trading activities. Securities classified as available-for-sale are used to compensate for liquidity forecasting deviations.

     Federal funds sold increased $3,900,000 from $18,150,000 at December 31, 1998 to $22,050,000 at March 31, 1999. Federal funds sold income increased $87,000 (126.1%) from $69,000 for the 1998 period to $156,000 for the 1999 period, primarily due to an increase in the average dollar amount outstanding from $5,211,000 in the 1998 period to $13,599,000 in the 1999 period, offset by a decrease in the average rate earned from 5.30% in the 1998 period to 4.59% in the 1999 period.

LIABILITIES AND RELATED EXPENSE ANALYSIS

     Deposits decreased $658,000 (.3%) from $217,177,000 at December 31, 1998 to $216,519,000 at March 31, 1999. Interest on deposits decreased $244,000 (15.4%)
from $1,585,000 for the 1998 period to $1,341,000 for the 1999 period. This decrease was primarily attributable to a decrease in the average rate paid from 3.14% in the 1998 period to 2.56% in the 1999 period, offset by an increase in the average outstandings, from $201,878,000 for the 1998 period to $209,930,000 in the 1999 period.

VILLAGE BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
--------------------------------------------------------------------------------

     Salary and employee benefits expense decreased $120,000 (12.0%) from $1,003,000 in the 1998 period to $883,000 in the 1998 period.

     Net occupancy expenses decreased $18,000 (7.2%) from $251,000 in the 1998 period to $233,000 in the 1999.

     Furniture and equipment expense decreased $8,000 (8.0%) from $100,000 in the 1998 period to $92,000 in the 1999 period.

     Data processing services expense decreased $18,000 (9.2%) from $195,000 in the 1998 period to $177,000 in the 1999 period and other operating expenses decreased $45,000 (13.4%) from $336,000 in the 1998 period to $291,000 in the
1999 period.

     All of the items above decreased due to the positive effect of an ongoing cost containment program.

LIQUIDITY

     Liquidity is the ability to provide funds for loan requests, unexpected deposit outflows and meeting other recurring financial obligations. Cash and cash equivalents at March 31, 1999 were $38,407,000 or 16.2% of total assets as compared to $31,242,000 or 13.2% of total assets at December 31, 1998. The Bank also maintains excess stored liquidity reserves to compensate for liquidity forecasting deviations. These reserves are comprised of investment grade securities that are highly marketable and liquid. The primary source of liquidity, cash and due from banks and federal funds sold, have historically surpassed the liquidity needs of the Company. Management closely monitors the Bank's liquidity/cash flow position and does not anticipate any liquidity problems in the foreseeable future.

CAPITAL RESOURCES

     The table below lists the minimum capital requirements along with the Company's capital position at March 31, 1999:

           Capital             Minimum Capital       Company's Capital
          Standard               Requirement             Position
          --------               -----------             --------

Total Capital to risk
   weighted assets                  8.00%                 14.43%

Stockholders' equity to
risk weighted assets                4.00%                 13.56%

Leverage ratio                    3.0 - 5.0%               7.83%

VILLAGE BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
--------------------------------------------------------------------------------

YEAR 2000

     The Company and the Bank are aware of the significant impact that Year 2000 ("Y2K") will have on financial service companies, as such, the Bank has established a program to address Y2K issues. The Board of Directors established a Y2K Committee to oversee activities of management and others in dealing with Y2K issues. This committee reports to the Board on a regular basis. The Board monitors the project and its ongoing implementation. The potential problem with year 2000 concerns the inability of information systems, primarily software programs, to properly recognize and process date sensitive information for the year 2000 and beyond.

     The Bank utilizes the services of third party service bureau for its primary data processing needs. This service bureau is well on its way to addressing the Y2K project and has completed the first and second phase of testing of its processing system. The Bank has also completed its first two phases of testing on all applications that are provided by the third party. This first phase tested the actual change of dates from December, 1999 to January, 2000. The second phase tested month end, quarter end and odd date (i.e. February 29, 2000) processing.

     The Bank has developed contingency plans to deal with the possibility that our third party processor will not be Y2K compliant on January 1, 2000. One plan takes into account our role in the contingency plan that has been adopted by our processor. The second plan which the Bank has developed will deal with processing if our third party processor is not able to.

     The Bank has completed the planned upgrade of the teller and platform systems in all branch offices. This upgrade included enhancements to the back office operational areas as well. All of these upgrades were Y2K compliant. All personal computers currently in use at the Bank have been tested to ensure Y2K compliance. In addition, all critical systems software used at the Bank not directly involved with system processing by the Bank's third party processor have been verified as being Y2K compliant.

     Another risk for the Company would be the temporary business disruptions of its large borrowers due to their failure to be prepared for Y2K. The Company has already polled these customers to determine their readiness for year 2000, and has independently assessed their readiness.

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

VILLAGE BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
--------------------------------------------------------------------------------

The costs associated with the implementation of changes to deal with Y2K issues is not expected to have a material impact on the Company's consolidated financial statements. Costs are being expensed as incurred. Expenses recorded to date are $57,000. While every effort is being made to ensure the Bank is Y2K compliant, there can be no assurances that Y2K will not to some degree affect the operations of the Bank.

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


Item 1.  Legal Proceedings                                   Not Applicable

Item 2.  Changes in Securities                               Not Applicable

Item 3.  Defaults Upon Senior Securities                     Not Applicable

Item 4.  Results of Votes of Security Holders

     (a) A Special Meeting of Stockholders was held on May 4, 1999 at the Radisson Hotel, 42 Lake Avenue Extension, Danbury, Connecticut, 06811. There were no solicitations in opposition to any of management's motions acted on at the meeting.

     (b) To approve and adopt an Agreement and Plan of Merger, dated as of November 11, 1998, between Webster Financial Corporation and Village Bancorp, Inc., the merger provided for therein, pursuant to which Village Bancorp, Inc. will be acquired by Webster Financial Corporation, and the other transactions contemplated by the Agreement and Plan of Merger.


                           Votes Cast:    For              1,381,923
                                          Against             42,602
                                          Abstain             10,767

Item 5.  Other Information                                        Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits - None

          (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Village Bancorp, Inc.
                                              ---------------------
                                                   (Registrant)






Date:      May 14, 1999                      /s/  Robert V. Macklin
           ------------                      ----------------------
                                          Robert V. Macklin - President
                                           and Chief Executive Officer


Date:      May 14, 1999                       /s/ James R. Umbarger
           ------------                       ---------------------
                                       James R. Umbarger - Executive Vice
                                      President and Chief Financial Officer